Form 10-Q
period 1995-09-30
INTERCARGO CORP
filed 1995-11-17
CIK 815787

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                              -----------------

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         X       For the quarterly period ending September 30, 1995
 ----------------
                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ----------------
                         Commission File Number 0-16748


                             INTERCARGO CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 36-3414667
     (State or other jurisdiction                    (IRS Employer
           of incorporation)                       Identification No.)


        1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (708) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X        No
                             ----------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                  Class                    Outstanding at November 13, 1995
        --------------------------         --------------------------------
        Common Stock, $1 par value                 7,640,981 shares

                             INTERCARGO CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX

                                                                          PAGE
PART I.    FINANCIAL INFORMATION                                         NUMBER

  Item 1.  Financial Statements

           Consolidated Balance Sheets at September 30, 1995
           (unaudited) and December 31, 1994                                3

           Consolidated Statements of Income for the three month
           and nine month periods ended September 30, 1995 (unaudited)
           and September 30, 1994 (unaudited)                               4

           Consolidated Statements of Stockholders' Equity
           for the nine months ended September 30, 1995 (unaudited)
           and September 30, 1994 (unaudited)                               5

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1995 (unaudited) and
           September 30, 1994 (unaudited)                                   6

           Notes to Consolidated Financial Statements (unaudited)           7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8

PART II.   OTHER INFORMATION                                               12

SIGNATURES                                                                 13

EXHIBIT INDEX AND EXHIBITS                                                 14

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     September 30,      December 31,
                                                                                         1995              1994
                                                                                         ----              ----
                                                                                      (unaudited)
ASSETS
Investments
  Fixed maturities available-for-sale at fair value:                                   $58,789          $53,201
  Equity securities at market (cost: 1995, $6,354, 1994 $8,834)                          5,895            7,577
                                                                                       -------          -------
    Total investments                                                                   64,684           60,778

Cash and cash equivalents                                                               24,028           19,011
Premiums receivable                                                                     27,651           21,887
Accrued investment income                                                                  953              925
Deferred policy acquisition costs                                                        8,296            6,602
Reinsurance recoverable on loss and loss expense:
  Paid claims                                                                              488            1,123
  Unpaid claims                                                                          3,019            3,375
Prepaid reinsurance premiums                                                             5,546            3,792
Notes receivable                                                                           484              825
Deferred income tax                                                                      1,246            1,966
Equipment, less accumulated depreciation                                                 3,347            2,496
Goodwill                                                                                 3,014            3,217
Other assets                                                                             4,605            2,426
                                                                                      --------         --------
    Total assets                                                                      $147,361         $128,423
                                                                                      ========         ========
LIABILITIES
Losses and loss adjustment expenses                                                    $46,373          $38,836
Unearned premiums                                                                       37,672           31,586
Funds held by Company                                                                      580              268
Supplemental duty deposits                                                               2,764            3,147
Accrued expenses and other liabilities                                                   3,857            6,029
Notes payable                                                                            9,735            8,636
                                                                                      --------         --------
    Total liabilities                                                                  100,981           88,502
                                                                                      --------         --------
Contingent liabilities                                                                      --               --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares; issued and
  outstanding, 7,640,981 shares in 1995 and in 1994                                      7,641            7,641
Additional paid-in capital                                                              24,104           24,104
Net unrealized loss on foreign currency translation                                     (1,360)          (2,002)
Net unrealized gain (loss) on available-for-sale securities                               (131)          (1,546)
Retained earnings                                                                       16,126           11,724
                                                                                      --------         --------

    Total stockholders' equity                                                          46,380           39,921
                                                                                      --------         --------
    Total liabilities and stockholders' equity                                        $147,361         $128,423
                                                                                      ========         ========

          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)



                                                   Three months ended September 30,          Nine months ended September 30,
                                                   --------------------------------          -------------------------------
                                                       1995                  1994                1995              1994
                                                       ----                  ----                ----              ----
REVENUES
Insurance premium income                               $20,908            $21,614               $64,526          $54,806
Net investment income                                    1,453              1,103                 4,501            3,229
Commission income                                           95                142                   336              414
Other income                                               647                260                 1,033              869
                                                       -------            -------               -------          -------
    Total                                               23,103             23,119                70,396           59,318

LOSSES AND EXPENSES
Losses and loss adjustment expenses                     11,936             11,646                35,143           29,690
Policy acquisition costs                                 4,989              4,271                14,958           14,205
Other underwriting expenses                              3,783              3,901                11,315            9,992
Interest expense                                           291                120                   705              406
                                                       -------            -------               -------          -------
    Total                                               20,999             19,938                62,121           54,293
                                                       -------            -------               -------          -------
Operating income                                         2,104              3,181                 8,275            5,025
                                                       -------            -------               -------          -------
Income tax expense                                         476              1,253                 2,497            1,698
                                                       -------            -------               -------          -------
NET INCOME                                              $1,628             $1,928                $5,778           $3,327
                                                       =======            =======               =======          =======
Average number of shares of common stock
outstanding                                              7,673              7,656                 7,666            7,657

Net income per share                                     $0.21              $0.25                 $0.75            $0.43
                                                       =======            ========              =======          =======


          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                  Net
                                                                               Unrealized       Net
                                                                                 (Loss)      Unrealized
                                                                  Additional   On Foreign    Gain (Loss)
                                             Number of   Common    Paid-in      Currency        on          Retained   Stockholders'
                                              Shares      Stock    Capital     Translation   Investments    Earnings     Equity
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                 7,641       $7,641     $24,104    ($2,002)      ($1,546)       $11,724     $39,921

Net income                                      --           --          --         --            --          5,778       5,778
Change in foreign currency translation          --           --          --        642            --             --         642
Change in unrealized gain (loss)
  on marketable securities                      --           --          --         --         1,415             --       1,415
Dividends paid to stockholders                  --           --          --         --            --         (1,376)     (1,376)
                                             --------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1995                7,641       $7,641     $24,104    ($1,360)        ($131)       $16,126     $46,380
                                             =====       ======     =======    ========        ======       =======     =======

BALANCE AT DECEMBER 31, 1993                 7,631       $7,631     $24,064    ($1,375)          $89         $8,118     $38,527

Net income                                      --           --          --         --            --          3,327       3,327
Change in foreign currency translation          --           --          --        (46)           --             --         (46)
Change in unrealized gain (loss)
  on equity securities                          --           --          --         --          (953)            --        (953)
Dividends paid to stockholders                  --           --          --         --            --         (1,374)     (1,374)
Employee stock options exercised                10           10          40         --            --             --          50
                                             --------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1994                7,641       $7,641     $24,104    ($1,421)        ($864)       $10,071     $39,531
                                             =====       ======     =======    ========        ======       =======     =======


          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                                  1995              1994
                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $5,778            $3,327
Adjustments to reconcile net income to net cash provided from operating activities:
    Depreciation and amortization                                                   815               523
    Amortization of discounts on investments                                       (867)             (306)
    Increase in premiums receivable                                              (5,764)           (8,114)
    Increase in deferred policy acquisition costs                                (1,694)           (2,082)
    Increase (decrease) in reinsurance recoverable                                 (762)            1,299
    Change in income tax amounts                                                   (156)              692
    Increase in liability for losses and loss adjustment expenses                 7,537             6,369
    Increase in unearned premiums                                                 6,086             7,032
    Increase in funds held                                                          311               593
    Decrease in supplemental duty deposits                                         (383)             (762)
    Increase (decrease) in accrued expenses and other liabilities                (2,172)            1,029
    Other, net                                                                   (2,031)             (109)
                                                                                -------           -------
      Net cash provided from operating activities                                 6,698             9,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities available-for-sale:
  Purchase                                                                      (15,640)          (19,042)
  Sale                                                                            8,693             5,007
  Maturities and calls                                                            5,779             2,540
Equity securities:
  Purchase                                                                       (2,179)             (806)
  Sale                                                                            4,776             2,552
Net sales (purchases) of short-term investments                                  (1,371)            7,062
Purchase of equipment                                                            (1,463)           (1,101)
                                                                                -------           -------
      Net cash provided from (used in) investing activities                      (1,405)           (3,788)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from (payment on) notes payable                                          1,099            (7,419)
Proceeds from the exercise of stock equivalents                                      --                50
Dividends paid to stockholders                                                   (1,375)           (1,375)
                                                                                -------           -------
      Net cash provided from (used in) financing activities                        (276)           (8,744)
                                                                                -------           -------
Net increase in cash and cash equivalents                                         5,017            (3,041)
Cash and cash equivalents:
  Beginning of the period                                                        19,011            14,224
                                                                                -------           -------
  End of the period                                                             $24,028           $11,183
                                                                                =======           =======


          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

    The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1995, and December 31, 1994, and the consolidated results of operations and the consolidated cash flows for the nine month periods ended September 30, 1995 and 1994.

    The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

    These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the December 31, 1994 Form 10-K filed by the Company.

    Certain reclassifications have been made to prior year financial statements to conform with 1995 presentation.

2.  Earnings per Share

    Earnings per share are computed based on the weighted average number of shares outstanding which includes common stock equivalents (if dilutive) relating to outstanding options.

    The Company's common stock at September 30, 1995, consists of approximately
    7.6 million shares outstanding, $1.00 par value per share. The Company also has 149 thousand outstanding stock options.

3.  Long Term Debt

    The Company's $10.0 million bank line of credit had an outstanding balance amounting to $8.3 million at December 31, 1994. In January 1995, the Company drew an additional $1.0 million on the line to increase the statutory capital and surplus of the Canadian insurance subsidiary, Kingsway General Insurance Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994.

Consolidated earned premium for the first nine months of 1995 increased 17.7% to $64.5 million from $54.8 million in 1994, which was a 66.2% increase over 1993. Earned premium for U.S. and U.K. operations increased 25.8% to $40.3 million in the first nine months of 1995 compared to $32.0 million in 1994, which was a 25.91% increase over 1993. Earned premium from U.K. operations amounted to $2.4 million for the nine month period ended September 30, 1995 compared to $500 thousand in 1994. Earned premium for Canadian operations increased 6.4% to $24.2 million in the first nine months of 1995 from $22.8 million in 1994. Canadian earned premium for 1994 increased 202.2% over the first nine months of 1993. Canadian sales efforts and lack of competition afforded an opportunity to achieve production increases in 1994 over 1993. However, management slowed the production level to bring the ratio of premium to surplus to acceptable levels.

Consolidated net investment income for the first nine months of 1995 increased 39.3% to $4.5 million from $3.2 million in 1994. Net investment income increased in the first nine months of 1994 to $3.2 million, a 5.61% increase from $3.1 million in the nine months of 1993. Overall yields on investments have increased in the first nine months of 1995 over 1994 consistent with the general increase in interest rates in the last year. In addition, total investment balances have increased with increased premium volume.

Consolidated loss and loss adjustment expense for the first nine months of 1995 increased 18.4% to $35.1 million over 1994. This compares to a 138.9% increase to $29.7 million in 1994 from $12.4 million for the comparable period in 1993. The consolidated loss ratio for the first nine months of 1995 amounted to 54.5% compared to 54.2% in the first nine months of 1994. Management, in conjunction with an independent actuary, increased loss reserves in its Canadian operations for further development relating to 1994 and prior periods. Canadian loss reserves and incurred losses were increased $3.7 million as a result.

On October 30, 1995, the Company's Canadian subsidiary, Kingsway Financial Services, filed a preliminary prospectus for a proposed initial public offering of its common shares to be offered in Canada. The Company intends to participate in this offering as a selling shareholder, but will retain a substantial investment in Kingsway. The Kingsway common shares have not been and will not be registered under the U.S. Securities Act of 1933, as amended, and may not be offered or sold in the United States or to or for the account of U.S. persons absent registration or an applicable exemption from the registration requirements of such Act.

Policy acquisition costs rose $753 thousand to $15.0 million in 1995, an increase of 5.3% over 1994. U.S. net premiums written increased in the nine months ended September 30, 1995 by 18.1% over the comparable period in 1994. Canadian net premiums written decreased during the period by 16.4%; however, the 1995 level represents 160.0% of the average net premium written levels for the three comparable periods prior to 1994. Other underwriting expenses increased $1.3 million. Other underwriting expenses including salaries, travel, communication, rent and other operating items, have increased primarily in U.S. operations with premium volume increases and the expansion of operations into foreign markets. See discussion below under "Results by Line."

Net income for the first nine months of 1995 increased 73.7% to $5.8 million. This compares to a 5.7% decrease to $3.3 million in the first nine months 1994, from $3.5 million in 1993. Earnings per share were $0.75 per share for the first nine months of 1995 on 7.7 million average shares outstanding. This represents a 74.4% increase over the comparable period of 1994 earnings per share, which were $0.43 per share on 7.7 million average shares outstanding. First nine months 1994 earnings per share had declined 14% from $0.50 per share on 7.1 million average shares outstanding in the first nine months of 1993.


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994.

Earned premiums for the three months ended September 30, 1995 declined $706 thousand or 3.3% from the comparable period in 1994. Lower premium production in Canada caused Canadian earned premium to decline $1.310 million or 13.3% in the third quarter of 1995 compared to 1994. U.S. and U.K. earned premium for the three month period ended September 30, 1995 increased $604 thousand or 5.1% to $12.3 million over $11.8 million in the comparable period of 1994 as premium production increased in the U.S. professional liability and other property and casualty operations in 1995.

Net investment income increased in the three month period ended September 30, 1995 consistent with the overall increase in interest rates during 1995 and the increase in investment balances from higher levels of premium production.

The consolidated loss ratio for the third quarter of 1995 has increased to 57.1% from 53.9% for the comparable period of 1994. Such an increase is consistent with the increase in loss reserves for Canadian operations described above.

Total other underwriting expenses decreased due to continued expense control efforts. Policy acquisition costs rose consistent with increased sales efforts in Canadian, U.S. and overseas operations.

LIQUIDITY AND CAPITAL RESOURCES




The Company's total assets have increased to $147.4 million at September 30, 1995, up from $128.4 million at December 31, 1994. Stockholder's equity increased from $39.9 million at December 31, 1994 to $46.4 million at September 30, 1995. In addition to posting a net gain from operations in the first nine months of 1995, increases in the value of the investment portfolio and foreign currency translation gains increased consolidated shareholders' equity by $2.1 million.

The company paid dividends of $0.09 per share on March 15, 1995 to holders of record as of March 9, 1995 and on September 15, 1995 to holders of record as of September 8, 1995.

The Company generated net cash from operations of $6.7 million for the nine month period ended September 30, 1995, compared to $9.5 million for the nine month period ended September 30, 1994, or a decrease of 29%. Settlements of liabilities for premiums payable by U.S. agency and underwriting operations and premiums tax liabilities accounted for $1.5 million in increased operating cash disbursements in 1995. The Company expects short and long-term cash needs to be satisfied by operating cash flows. To supplement existing working capital, the Company utilizes a bank line of credit of $10.0 million. This line is used to fund expansion and for general corporate purposes.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the nine month periods ended September 30, 1995 and 1994 and for each of the years in the five year period ended December 31, 1994. It also sets forth the percentage of total premium for each period as well as the combined ratios by line and in the aggregate for the Company.

U.S. AND U.K. OPERATIONS

                                 BOND                  MARINE                  E&O
                           Earned    Combined    Earned     Combined    Earned   Combined
                          Premium    Ratio      Premium      Ratio     Premium    Ratio
 Nine months ended
 September 30,
            1995           $18,384    84.5      $14,887    105.0      $2,956     $88.6
            1994            16,976    85.5       11,008    102.1       1,548     227.5

 Year ended December 31
            1994           $23,019    80.4      $14,996    114.2       $2,377    195.4
            1993            19,739   104.4       12,154     90.8        1,681    169.8
            1992            17,720   102.3       10,773     80.9        2,090    126.8
            1991            15,415    92.2        8,062     92.2        2,284    161.2
            1990            14,740   107.3        6,158     85.7        1,547     99.7
                                 P&C                   TOTAL

                           Earned    Combined    Earned     Combined
                          Premium     Ratio      Premium     Ratio
 Nine months ended
 September 30,
            1995           $4,069   $113.0      $40,296     95.3$
            1994            2,498    112.7       32,030    101.07

 Year ended December 31
            1994           $3,362    106.3      $43,754    100.2
            1993              772    141.5       34,346    103.6
            1992              566    163.7       31,149     97.7
            1991              117     44.4       25,878     98.1
            1990                0      0.0       22,445    100.9


CANADIAN OPERATIONS

                                     AUTO                 PROPERTY                OTHER                  TOTAL
                               Earned    Combined     Earned    Combined    Earned    Combined    Earned      Combined
                              Premium    Ratio        Premium   Ratio       Premium   Ratio       Premium     Ratio
 Nine months ended
 September 30,
            1995               $18,545   92.9        $5,399     113.2      $286       42.3       $24,230     96.8
            1994                18,703   89.8         3,832     107.6       241       83.0        22,776     92.7

 Year ended December 31,
            1994               $25,646   92.9        $5,084     98.5       $313       76.4       $31,043     93.6
            1993                 8,863   88.6         2,059     121.8       225       97.8        11,147     94.9
            1992                 9,302   79.6         1,154     130.7         0        0.0        10,456     85.2
            1991                12,841   87.8           816     103.2         0        0.0        13,657     88.7
            1990                 9,887   93.9           808      93.8         0        0.0        10,695     93.9

Net earned premiums on the Company's U.S. and U.K. Operations for the first nine months of 1995 have increased $8.3 million or 25.8% over the comparable period in 1994, to $40.3 million. Earned premiums for the Company's U.K. operation (all derived from marine insurance) were $2.4 million with a 102.2% combined ratio in the first nine months of 1995. The Company's contract bond program net earned premium grew $1.5 million or 35.5% to $5.6 million. U.S. Customs bond net earned premiums amounted to $12.8 million in the first nine months of 1995, comparable in amount to the same period in 1994.

The U.S. marine earned premiums increased 18.5% to $12.5 million for the first nine months of 1995, from $10.6 million in the comparable period in 1994. Earned premiums for professional liability were $3.0 million for the first nine months of 1995, an increase over the first nine months 1994 earned premium of $1.5 million. Loss experience has improved significantly on professional liability in 1995. The combined ratio has declined to 88.6% for the nine months ended September 30, 1995 compared to 227.5% for the comparable period of 1994. Management attributes the improvement to the effects of closer underwriting, premium rate adjustments over last year and the lack of severe losses in 1995.

Earned premium on the Company's U.S. other property and casualty operations increased 62.9% to $4.1 million for the first nine months of 1995, up from $2.5 million in the comparable period in 1994. The combined ratio for the nine months ended September 30, 1995 amounted to 113.0% from 112.7% for the same period of 1994.

The Company's Canadian operation net earned premium increased 6.4% for the first nine months of 1995, up from $22.8 million in the same period of 1994, to $24.2 million. Canadian net premiums written for the nine months ended September 30, 1995 declined 16.4% to $24.8 million from $29.6 million net written in 1994. Net written premium for the first nine months 1994 had increased 151.6% over 1993. Management has moderated premium production to maintain premium to surplus ratios at acceptable levels; yet the current level of net written premium amounts to 160% of the average of the comparable three periods preceding 1994. The total combined ratio for Canadian operations increased to 96.8% for the nine month period ended September 30, 1995 compared to the comparable period for 1994 as a result of reserve strengthening recorded in September, 1995. Approximately $3.7 million was added to Canadian loss reserves at September 30, 1995 to account for increased development in 1995 on policies written in 1994 and earlier. Canadian auto earned premium for the nine months ended September 30, 1995 amounted to $18.5 million compared to $18.7 million for the nine months ended September 30, 1994. In addition, the auto combined ratio rose to 92.9% compared to 89.8% for the nine months ended September 30, 1994. Furthermore, Canadian property earned premium in the first nine months of 1995 increased 40.8% while the related combined ratio rose from 107.6% in the first nine months of 1994 to 113.2% in the first nine months of 1995.

                         PART II  -  OTHER INFORMATION



Item 1.      Legal Proceedings - None.

Item 2.      Changes in Securities - None.

Item 3.      Defaults Upon Senior Securities - None.

Item 4.      Submission of Matters to a Vote of Security Holders.- None.

Item 5.      Other Information - None.

Item 6.(a) Exhibits - See Exhibit Index immediately following the signature page.

       (b)   Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 1995.


                                         (Registrant) INTERCARGO CORPORATION



                                     By: /s/ James R. Zuhlke
                                        --------------------------------------
                                         James R. Zuhlke
                                         Chairman of the Board
                                         President and Chief Executive Officer



                                     By: /s/ Lawrence P. Goecking
                                        --------------------------------------
                                         Lawrence P. Goecking
                                         Chief Financial Officer

                                 EXHIBIT INDEX



 Exhibit
 Number    Description
 -------   -----------

   3.1 Certificate of Incorporation of the Company, including amendments thereto. (1)

   3.2     Bylaws of the Company, including amendments thereto.  (1)

    4      Specimen Certificate of Common Stock.  (2)

  10.1     Form of Company's 1987 Non-Qualified and Incentive Stock Option
           Plan.  (1)

  10.2     Executive Incentive Compensation Plan.  (3)

  10.3 Secured Loan Agreement between the Company and LaSalle National Bank dated September 4, 1993 (4); as amended. (5)

  10.4 Revolving Note dated September 4, 1993, executed by the Company in favor of LaSalle National Bank. (4)

  10.5 Indemnification Agreements between the Company and the following directors: Kenneth A. Bodenstein, John H. Robinson,
           Arthur L. Litman, Arthur J. Fritz, Jr., Albert J. Gallegos and James R. Zuhlke. (3)

  10.6     Supplemental Life Insurance Policy for James R. Zuhlke.  (3)

  10.7 Acquisition Agreement dated August 25, 1993, by and among International Advisory Services, Inc., the Company, and IAS Acquisition Corp. (4)

  10.8 Employment Agreement dated August 25, 1993, between the Company and Brian D. Freund. (4)

  10.9 Employment Agreement dated August 25, 1993 between the Company and Robert S. Kielbas. (4)

  10.10 Employment Agreement dated January 1, 1994 between the Company and Lawrence P. Goecking. (5)

  10.11 Separation and General Release dated December 31, 1993, between the Company and Kenneth J. Kranig. (4)

  10.12    Agreement to Acquire Farm Business Between Intercargo
           Insurance Company and Integrity Mutual Insurance Company dated April 1, 1993. (4)

  10.13    Supplemental Life Insurance Policy for Brian D. Freund.  (5)

 10.14     Supplemental Life Insurance Policy for Robert S. Kielbas.  (5)

 10.15 Indemnification Agreement dated February 18, 1994 between the Company and Robert B. Sanborn. (5)

 10.16 Indemnification Agreement dated December 1, 1993 between the Company and Lawrence P. Goecking. (5)

 11.0 Statement regarding Computation of Per Share Earnings (filed herewith).

  27       Financial Data Schedule (filed herewith).


-----------------------------

1) Filed with the Company's Registration Statement on Form S-18, Registration No. 33-21270C, and incorporated herein by reference.

2) Filed with Amendment No. 1 to the Company's Registration Statement on Form S-18, Registration No. 33-21270C, and incorporated herein by reference.

3) Filed with the Company's Registration Statement on Form S-2, Registration No. 33-45658, and incorporated herein by reference.

4) Filed with the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

5) Filed with the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.