Form 10-K
period 1995-12-31
INTERCARGO CORP
filed 1996-04-01
CIK 815787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


/X/      Annual Report Pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934 [Fee Required]
            For the Fiscal Year Ended December 31, 1995
                                OR
/ /    Transition report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 [No Fee Required]

                         Commission File Number 0-16748
                         ------------------------------
                             INTERCARGO CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            36-3414667
(State or other jurisdiction                               (I.R.S. employer
     of incorporation)                                    identification no.)
                                  1450 American Lane
                                      20th Floor
                              Schaumburg, Illinois 60173
            (Address of principal executive office and zip code)

Registrant's telephone number, including area code: 847-517-2990

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:


                                Title of Class
                          --------------------------
                        Common Stock, $1.00 Par Value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
________

Aggregate Market Value of Voting Stock held by nonaffiliates as of March 21, 1996: $72,589,320
Number of Shares of Common Stock outstanding as of March 21, 1996: 7,640,981

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report for 1995 (incorporated by reference under Part II).

Portions of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders (incorporated by reference under Part III).


==============================================================================

                                     PART I


Item 1. Business.

     The Company, through Intercargo Insurance Company ("IIC"), its U.S. insurance company subsidiary, is engaged in the business of underwriting specialized insurance coverages for international trade. This includes U.S. Customs bonds, marine cargo insurance, professional liability insurance and property and casualty insurance. U.S. Customs bonds guarantee payment of duties on imported goods and marine cargo insurance protects shippers from loss or damage to goods in transit. IIC's professional liability and property and casualty insurance is marketed to customs brokers, freight forwarders, and other service firms engaged in the international movement of cargo. Additionally, IIC markets contract surety through independent agents.

     As a result of the Company's participation in a public offering by the Company's Canadian subsidiary, Kingsway Financial Services, Inc. ("Kingsway"), the Company's ownership interest in Kingsway was reduced from 100% to 47%. The offering was made in Canada in December, 1995, with the underwriters' overallotment option having been exercised in January, 1996. Kingsway underwrites commercial nonstandard automobile insurance as its primary line.
It also provides property and casualty coverage in niche commercial markets, and specialized insurance coverages for international trade.

     In the United States, IIC's products are distributed primarily through a wholly-owned subsidiary, International Advisory Services, Inc. ("IAS") and its insurance agency subsidiaries under the trade name, Trade Insurance Services, Inc.

     IIC opened a branch office in London in April, 1994. This office underwrites marine insurance through independent insurance brokers. In October, 1995, the Company acquired Eastern Insurance Limited, a Hong Kong licensed insurer and renamed the company Intercargo Insurance Company H.K. Limited. The Company plans to commence operations in Hong Kong in April, 1996.

     Unless the context otherwise requires, the term the "Company" shall mean Intercargo Corporation and/or its subsidiaries.

U.S. CUSTOMS BONDS

     U.S. Customs bonds guarantee that the importer will pay all attendant duties and taxes at the time of entry of merchandise, pay any supplemental duties assessed and observe the laws governing imports. U.S. Customs bonds are required by the U.S. Customs Service ("Customs") from virtually all importers of merchandise into the United States. U.S. Customs bonds facilitate the flow of goods by permitting importers to take possession of such goods prior to final determination of Customs duties and of related regulatory issues.

     U.S. Customs bonds are of two types, either continuous or single transaction. The required bond amounts are set by Customs directives. Continuous bond amounts are set on an annual basis at 10% of the duties paid by the importer to Customs in the previous calendar year. Approximately 11% of the bonds written by the Company in 1995 were continuous bonds, but continuous bonds represented approximately 57% of the premiums earned by the Company in 1995.

     The average duty payment required on an import shipment, which is payable by the importer within ten days of entry, is approximately 5% of the value of the shipment. However, if Customs disagrees with the importer's classification or valuation of the shipment, the importer will be required to pay additional duty. Customs also is authorized to assess fines and damages against importers which fail to comply with certain import laws and regulations. These laws and regulations include import quota restrictions, labeling laws, Food and Drug Administration regulations and the regulations of other government agencies. Although the importer remains liable for these adjustments, fines and damages, Customs makes demand for payment upon the insurance company that issued the bond in the event of a default by the importer.

     The Company carefully evaluates the information available from its database and operating experience in establishing its underwriting parameters. All U.S. Customs bond risks must meet these parameters or be specifically approved by designated underwriters. This evaluation is based on a number of factors including the size of the U.S. Customs bond, the financial strength of the importer, the type of transaction, the type of commodity, the commodity's country of origin and the importer's loss history. The Company has developed a database which integrates information received from production sources with detailed information received from Customs on a weekly basis. The Company uses this database extensively as it provides enhanced capabilities for underwriting control and claims handling. The Company also enhances its underwriting selectivity by declining business written through subproducers which have historically failed to file complete documentation with Customs in a timely manner and through its understanding of the laws and regulations which affect imported cargo.

MARINE CARGO INSURANCE

     A marine cargo policy issued by the Company insures the shipper or consignee against physical loss or damage to cargo while in transit. The Company's marine cargo policies provide coverage for general commercial and industrial goods of all types, but exclude among other things, oil shipments and bulk commodities (such as grain shipments). A small portion of the Company's marine business also consists of overland carrier and warehouseman's cargo liability insurance. Marine risks are underwritten based on a number of factors, including type of commodity to be insured (susceptibility to theft and damage), adequacy of packaging, country of origin and destination, extent and type of coverage required, method of transportation and shipping practices and loss experience of the shipper and consignee. The Company issues marine cargo policies primarily for shipments from the U.S. to foreign ports, from foreign ports to the U.S. and, to a limited extent, from one foreign port to another. The Company, however, endeavors to avoid coverage for troubled parts of the world.

     Marine cargo policies are issued by the Company for an indefinite period of time. The policy insures individual shipments for amounts up to the policy limits at premium rates determined by the Company based upon the factors mentioned above. Premium written on individual shipments is considered to be earned when reported to the Company.

PROFESSIONAL LIABILITY INSURANCE

     The Company provides professional liability coverage for customs brokers, freight forwarders and other service firms engaged in the international movement of cargo. Professional liability insurance policies protect insureds against certain claims arising from the unintentional errors or omissions of their operations that result in financial injury to their clients. These policies exclude coverage for punitive damages and are issued on a "claims made" basis, which means that claims involving alleged negligent acts must be reported during the stated policy term. The Company's professional liability program has been endorsed by the National Customs Brokers and Forwarders Association of America since 1989.

     The Company introduced a modified version of its professional liability coverage in 1993. This coverage, referred to as international transit liability (ITL) insurance, includes marine legal liability insurance in addition to professional liability. IIC is the first U.S. based insurance company to offer this type of coverage. The program was developed to compete in new international markets. Unlike the traditional professional liability policy, this policy is issued on an "occurrence" basis which means the covered proximate cause of loss must occur during the policy period.

NONSTANDARD AUTOMOBILE INSURANCE

     Kingsway sells commercial and individual automobile insurance for insureds who cannot meet the underwriting criteria of the standard auto market.
Kingsway has established underwriting criteria which it applies to further categorize nonstandard automobile insurance risks to identify appropriate risks for direct coverage and to determine appropriate rates. Generally, the higher loss frequency of nonstandard risks is reflected in surcharged rates. Historically, Kingsway has written substantially all of its automobile insurance in Ontario and, to a lesser extent, in Alberta, New Brunswick, Nova Scotia and Quebec.


OTHER PROPERTY AND CASUALTY INSURANCE

     The Company markets commercial property and casualty products to customs brokers, freight forwarders and other service firms engaged in the international movement of cargo. The Company is authorized to write these coverages in 47 states. The product is designed to meet the specific requirements of the broker/forwarder industry.


     The Company's property and casualty and marine units combined to offer a truckers program in 1993. The truckers program includes property and casualty coverage, miscellaneous trucking bonds and cargo legal liability insurance.


CONTRACT BONDS

     The Company sells bid, performance and payment bonds for construction and other types of contracts. The Company also underwrites license and permit bonds, miscellaneous financial guarantees, court bonds and specialty fidelity bonds.

     The Company believes it has developed an industry leading data processing system that ensures quality underwriting while reducing the costs and time of processing business.

FOREIGN OPERATIONS

     See note 14 of Notes to Consolidated Financial Statements for information relating to revenues, operating income and identifiable assets related to the Company's Canadian operations, which information is incorporated by reference from the Company's 1995 Annual Report to Stockholders.

MARKETING AND DISTRIBUTION

     IAS has agency offices located in Atlanta, Boston, Charlotte, Charleston, Chicago, Hong Kong, Houston, Los Angeles, Miami, New York, San Francisco, Seattle and Toronto. Together with a network of subproducers, IAS acts as the principal insurance agency for substantially all of the Company's U.S. insurance product sales and for its marine cargo and professional liability insurance sold in Canada. IAS's agency offices operate under the trade name, Trade Insurance Services, Inc. In addition to IAS and its subproducers, the Company has appointed independent agents.

     IAS sells U.S. Customs bonds and marine cargo insurance primarily through customs brokers, freight forwarders and other service firms engaged in the international movement of cargo. These service firms act as subproducers for IAS and are compensated on insurance business placed through IAS. Customs brokers must be licensed by the U.S. Treasury Department to represent importers and arrange for clearance of cargo through Customs. Many customs brokers are also freight forwarders which arrange for the shipment of cargo both in the U.S. and abroad. IAS also generates sales through conventional insurance agencies and markets directly to large shippers of cargo.

     IAS sells the Company's professional liability and property and casualty insurance directly to customs brokers, freight forwarders, and other service firms engaged in the international movement of cargo.

REINSURANCE

     The Company follows the industry practice of reinsuring a portion of its insured risks, paying to the reinsurer a portion of the premiums received on all policies. Insurance is ceded principally to reduce the net liability on individual risks and to protect against catastrophic losses. The Company endeavors to place reinsurance with U.S. Treasury approved, A rated by A.M. Best Company, reinsurance companies.

     Excess of loss reinsurance on the Company's Customs bond business is provided through contracts with three reinsurance companies: Munich American Reinsurance Company ("Munich"), First Excess and Reinsurance Company and Employers Reinsurance Company ("Employers Re"). Excess of loss reinsurance is a form of reinsurance which indemnifies the ceding insurer up to an agreed amount against all or a portion of the amount of loss in excess of a specified retention. The Company now retains risks up to $500,000 per bond or per principal. Under the contracts, the reinsurers automatically assume the risk of losses on the Company's bonds between $500,000 and $3,000,000 on any one principal. Bonds written for amounts greater than $3,000,000 must be submitted to the reinsurers for acceptance on a case-by-case basis and the Company may not fully reinsure all exposures above $3,000,000.

     Excess of loss reinsurance on the Company's marine cargo insurance is provided through a reinsurance treaty between the Company, Munich and Munich Reinsurance Company. Under the contracts, Munich and Munich Reinsurance Company automatically assume the risk of losses between $200,000 and $5,000,000 on any one occurrence. In addition, the Company has a facultative treaty with Lloyd's of London and several smaller participants which allows it to write policies in excess of $5,000,000 up to a limit of $20,000,000.

     The reinsurance on the Company's professional liability program is placed with Employers Re. The Company retains the first $100,000 of loss on any one policy or occurrence. The reinsurer provides reinsurance of $400,000 in excess of the $100,000 retention and also provides $2,000,000 additional capacity as needed.

     Reinsurance on the Company's U.S. other property and casualty insurance is provided primarily through Employers Re. The Company's net retention is $100,000. The casualty and liability lines are reinsured on an excess of loss basis under the same facility as the professional liability program above and the property lines are reinsured on a surplus basis. Surplus reinsurance indemnifies the Company by ceding a percentage of premiums and losses based upon total insured value.

     The reinsurance program to cover contract and miscellaneous bonds is an excess of loss treaty, which cedes losses over $250,000 up to $1,500,000, to several reinsurers, including Kemper Reinsurance Company, Republic Western Insurance Company, Transatlantic Reinsurance Corporation, Security Insurance Company of Hartford and Generali (U.S. Branch). A further $1,500,000 excess of the primary $1,500,000 of catastrophic or accumulated reinsurance is also provided on a quota share basis by several excess of loss reinsurers.

     The ceding of reinsurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. The Company also remains liable for losses which exceed the limits of coverage afforded by its reinsurance agreements. In addition to the per occurrence limits set forth above, the annual aggregate limit on the Company's Customs bond reinsurance contract is $7.5 million and the annual aggregate limits on the marine cargo reinsurance contract is $15.0 million.

LOSSES AND LOSS RESERVES

     Claims on the Company's marine, professional liability, automobile, other property and casualty and contract bond lines are adjusted by Company personnel. Adjustment procedures include verification of the coverage, investigation of the loss, evaluation of the exposure and final settlement of the claim. The Company's general policy is to adjust and settle claims as quickly as possible. For marine cargo claims, salvage and subrogation are important factors in minimizing loss experience.

     Substantially all U.S. Customs bond losses are paid to Customs as the party indemnified by the bond. The Company receives periodic notices of importer defaults from Customs in the normal course of business. Because of the nature of the U.S. Customs bond business, the majority of claim notices received from Customs typically do not result in actual claim payments by the Company because of payment by the principal, adequate defenses of the principal or the Company with respect to the claim or correction of a non-compliance situation.

     The two major types of bond claims received from Customs are assessment of additional duty and liquidated damages. The Company's claim adjustment procedures for additional duty assessments include identifying the bond related to the claim, obtaining supporting Customs' entry documentation, reviewing Customs' assessment of higher duty and contacting the importer of record in an attempt to secure payment. Claims for liquidated damages are more complex and require the implementation of several claim adjustment procedures. By working with the Customs broker that filed the import entry and produced the bond, the Company seeks to correct the non-compliance situation. If compliance is not achieved, the Company performs final adjustment procedures or makes payment. The principal remains liable for all claims paid by the Company. The Company's policy is to aggressively pursue the principal under rights of subrogation on any bond that results in a claim payment.

     In 1986, Customs began to automate its claims procedures, thus accelerating the reporting of claims. The Company has responded by enhancing its own automation of claims data. These enhancements, together with other improvements, have enabled the Company to achieve greater claims resolution through more timely pursuit of bond principals. Additionally, the Company has been preparing for a fully automated interface with Customs. In January 1993, Customs issued a Notice of Proposed Rulemaking Regarding the Automated Surety Interface ("ASI"). This notice provides the preliminary standards and procedures for ASI, allowing the Company to move forward towards more efficient underwriting and processing.


     On December 8, 1993 the Customs Modernization Act ("Mod Act") was enacted as Title VI of the North American Free Trade Agreement Implementation Act ("NAFTA"). The Mod Act contains several provisions which may affect sureties. These include changes in record keeping, interest, automation and liquidation procedures. These changes in total may affect the Company either positively or negatively depending on the final regulations and implementation.

     The Company maintains reserves for the payment of losses and loss adjustment expenses ("LAE") for all lines of business, on an undiscounted basis. The determination of reserves for losses and LAE is dependent on receipt of information regarding claims and the historical loss experience of the business. Generally, there is a lag between the time losses are incurred and the time they are reported to the Company.

     The liability for losses and LAE is an estimate of the ultimate unpaid net cost of all losses incurred through December 31 of each year. Since the provision is necessarily based on estimates, the ultimate liability may be more or less than such provision. These estimates include the anticipated recovery of salvage and subrogation based on historical patterns. Case reserves for individual claims are generally not established for the U.S. Customs bond business because of the historical problems of attempting to establish case reserves for small losses coupled with: (i) frequent errors in Customs claims, (ii) lack of or erroneous documentation furnished to the Company by Customs, and (iii) the experience of the Company that in excess of 90% of all claims initially reported by Customs are either canceled or settled by the principal. When there is sufficient evidence to document the validity of a claim, it is promptly paid by the Company. As a result, the Company estimates its ultimate losses on U.S. Customs bonds by projecting from its paid claim data. The combination of paid loss projections and the length of time to ultimate settlement adds a high degree of judgment to the reserving process. The reserves established for bond losses are regularly evaluated and adjusted when conditions in loss patterns indicate an adjustment is required. The reserves established for marine losses and professional liability losses are periodically evaluated against cases reported and adjustments to the reserves are recorded as deemed appropriate. Reserves for the Company's automobile and commercial and property and casualty lines are established on a case-by-case basis and include a provision for claims incurred but not yet reported (IBNR). The individual case reserves are reviewed periodically and adjusted as deemed necessary. The following table presents Company reserve balances for the periods indicated (net of ceded reinsurance):

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                 1995      1994      1993
                                                              ----------------------------
                                                                (DOLLARS IN THOUSANDS)

Unpaid Losses and LAE at beginning of period,
 net of reinsurance recoverables of $3,830, $3,407, and
 $5,231                                                        $35,006    26,289    23,940
Unpaid Losses and LAE of acquired entities
at the beginning of the period                                   1,300         -     1,945
                                                              --------  --------  --------
Adjusted unpaid losses and LAE at the beginning
of the period                                                   36,306    26,289    25,885
                                                              --------  --------  --------
Provision for Losses and LAE for claims occurring during:
U.S. and U.K. operations
Current year                                                    28,426    19,921    12,093
Prior years                                                      2,090     1,808     2,584
Canadian operations
Current year                                                    17,216     9,541     7,233
Prior years                                                      4,014       329      (796)
                                                              --------  --------  --------
 Total                                                          51,746    41,599    21,114
                                                              --------  --------  --------
Less Losses and LAE payments for claims occurring during:
 U.S. and U.K. operations
  Current year                                                  (9,492)   (7,349)   (3,936)
  Prior years                                                  (12,049)   (9,505)   (9,444)
 Canadian operations
  Current year                                                  (7,292)  (11,289)   (3,718)
  Prior years                                                   (8,863)   (4,739)   (3,612)
                                                              --------  --------  --------
       Total                                                   (37,696)  (32,882)  (20,710)
Adjustment to deconsolidate Canadian operations                (17,201)        -         -
                                                              --------  --------  --------
Unpaid Losses and LAE at end of period,
 net of reinsurance recoverables of $3,138, $3,830 and
 $3,407                                                        $33,155    35,006    26,289
                                                              ========  ========  ========

______________________________

     Any adjustments to reserves are reflected in operating results for the period in which they are made.

     The following table presents development of total Company reserves and liability paid for the periods indicated.



                                                                    Year Ended December 31,

                                 1985    1986    1987      1988      1989      1990      1991     1992     1993     1994     1995
                               ------  ------  ------  --------  --------  --------  --------  -------  -------  -------  -------
                                                       (Dollars in thousands)
Liability for unpaid
losses and LAE                 $5,193  $7,412  $9,414   $11,459   $12,584   $14,133   $25,867  $23,940  $26,289  $35,006  $33,155
Cumulative amount of
liability paid through:
      One Year Later            3,293   4,130   5,254     6,019     5,216     6,039    12,611   12,531   14,244   20,205
      Two Years Later           6,128   7,307   8,803     8,826     8,748    10,893    18,471   17,711   22,819
      Three Years Later         8,249   9,436  10,985    11,396    12,106    13,079    21,521   24,280
      Four Years Later          9,732  11,203  12,963    14,375    13,525    13,782    28,746
      Five Years Later         10,680  12,862  15,400    15,224    13,906    21,892
      Six Years Later          12,134  14,805  16,108    15,488    14,179
      Seven Years Later        13,835  15,106  16,318    15,766
      Eight Years Later        13,950  15,181  16,517
      Nine Years Later         13,963  15,134
      Ten Years Later          13,891

Liability re-estimated as of:
      One Year Later            6,050   7,666  10,080    11,629    13,592    13,367    26,551   25,728   28,426   41,110
      Two Years Later           7,538   9,379  11,356    14,011    13,301    16,666    25,974   24,667   29,851
      Three Years Later         9,251  10,631  13,974    14,502    16,273    15,613    25,060   23,289
      Four Years Later         10,069  12,986  15,301    17,499    15,351    14,966    24,192
      Five Years Later         12,109  14,618  17,782    16,656    14,790    14,765
      Six Years Later          13,445  16,502  17,051    16,038    14,209
      Seven Years Later        15,050  15,717  16,736    15,774
      Eight Years Later        14,417  15,413  16,565
      Nine Years Later         14,084  15,158
      Ten Years later          13,907

Cumulative deficiencies
      (Redundancies)           $8,714  $7,746  $7,151    $4,315    $1,625      $632  ($1,675)   $(651)   $3,562   $6,104
                               ======  ======  ======  ========  ========  ========  ========  =======  =======  =======


Generally accepted accounting principles require insurance liabilities on the balance sheet be reported without reduction for anticipated recoverables under reinsurance contracts. Statutory accounting practices continue to permit reporting on a net basis. The following table sets forth the reconciliation of GAAP reported reserves to reserves net of reinsurance as shown above.


                                                          December 31,
                                                      1995      1994      1993
                                                  --------  --------  --------
                                                  (dollars in thousands)

 Gross loss and loss adjustment expense reserves   $36,293    38,836    29,696
 Ceded to other insurance companies (1)              3,138     3,830     3,407
                                                  --------  --------  --------

 Net liability as stated above                     $33,155    35,006    26,289
                                                  ========  ========  ========

____________________________

(1)  Before reduction for funds held from reinsurers

     As indicated in the above tables, the Company has experienced adverse loss development for policy years prior to 1991, and policy years 1993 and 1994. Reserve deficiencies for 1991 and prior have developed primarily in the U.S.
Customs bond line of business. Historical reserve deficiencies resulted from several causes, including modifications in the administrative procedures utilized by Customs in the claims assessment and collection area; the previously described computerization of the claims administration process by Customs; certain court decisions regarding claims administration procedures that were decided favorably to Customs and certain extraordinary losses experienced by the Company. The extraordinary losses were related to a discontinued line of bond business for environmental and safety requirements for imported automobiles, a discontinued program for travel agents and a Customs determination on certain steel importations involving countervailing duty and anti-dumping issues. (In accordance with Customs procedures operative at the time, these risks were primarily secured by many single entry bonds.) The aggregate cumulative losses on these items is approximately $5,500,000, net of reinsurance ceded. The Customs regulations have been modified to restrict such aggregation of liability in the future. Moreover, the database now permits the Company to track and control such aggregations on a more timely basis.

     In 1993, reserve estimates for professional liability developed greater than originally estimated. The Company's experience with a certain segment of its insured population has been identified as the source of the adverse experience. Certain aspects of the Mod Act are expected to allow this group to be able to limit its exposure to loss in the future. Coupled with enhanced pricing and underwriting control, the Company believes these changes should result in improved loss experience in this area.

     As prior period reserve inadequacies became apparent, the Company took several actions to strengthen its reserve posture by increasing its premium rate, adjusting its current reserve practices and affecting lump sum increases to the reserves.

     During 1995, it became apparent that the estimated unpaid claims for liabilities established at December 31, 1994 on Kingsway's business lines would exceed initial expectations and loss reserves were increased accordingly by $4.0 million. In addition, the reserves reported to Kingsway by the Canadian Facility Association Risk Sharing Pool as at December 31, 1994 increased substantially during 1995. The Risk Sharing Pool was created by legislation in Ontario to ensure the availability of automobile insurance to every motorist in Ontario. Every insurer writing automobile insurance is required to share in these losses in proportion to their business in the Province.

     Also, during 1995, loss experience related to U.S. operations for 1994 and prior suggested reserve increases amounting to $5.2 million were required for the marine cargo, contract surety and other property and casualty lines. These increases were offset by savings of $3.1 million on 1994 and prior U.S. Customs bonds reserve estimates.

     Claims experience tends to be dependent upon the frequency of claims versus the severity of individual claims. Severity exposures are the subject of certain excess of loss reinsurance treaties as described above. Until recent Customs' automation, obtaining reliable information on the frequency of claims was difficult and was further compounded by the historically long delays in Customs' claims assessment and processing. Currently, Customs forwards a computer tape of outstanding bills for additional duty and liquidated damages to the Company on a weekly basis. This data is input to the Company's computer and used to initiate claims handling procedures.

     The Company's bond and marine cargo losses are generally tied to the value of the goods as of the date of shipment and generally are not adversely affected by inflation; however, LAE is subject to the effects of inflation.
LAE is composed primarily of hourly fee costs for attorneys, adjusters and survey firms. Such professional services typically are subject to rate increases at the discretion of the provider. While the Company makes every effort to control the rates and hours of service, it is imperative to retain qualified personnel familiar with the business of the Company and the insurance industry.


COMPETITION

     The insurance industry is highly competitive. The Company faces competition from bond underwriters, marine and non-marine insurers and numerous other insurance companies. These insurers vary in terms of size, quality, operating histories and financial, marketing and management resources. Many of these competitors have substantially greater financial resources than the Company.

     The U.S. Customs bond business is highly specialized and requires significant technical knowledge in order to properly underwrite and respond to claims. Additionally, the automated processing systems which the U.S. Customs Service has installed for its own use necessitate that surety companies also be automated for claims. In addition to the ability to use the data tapes, and data base information, the time frames available for collection and payment have been shortened, requiring sureties to respond on a daily basis.

     There are over 300 companies in the United States Department of the Treasury's approved list of companies acceptable as sureties and reinsurers of federal bonds including U.S. Customs bonds. While there is no reliable data available from which to determine the amount or volume of U.S. Customs bonds written by these companies, the Company believes that it and one of its competitors, Washington International Insurance Company, are the dominant underwriters for U.S. Customs bonds.

     Many major insurance companies, agents and brokers compete for marine cargo insurance business. The Company believes that its ability to compete in this market is enhanced by its relationships with customs brokers and freight forwarders.

     The Company has few competitors in the U.S. for its professional liability product and believes that it has the largest professional liability program in the U.S. offering this type of coverage. In Canada, alternative coverages are marketed by competitors in conjunction with a broad form marine and liability policy. The Company developed a new form, the International Transit Liability Policy ("ITL"), to be more compatible to Canadian market expectations. The Company believes that its ability to provide prompt, efficient service to customs brokers and freight forwarders, as well as its expertise and understanding of the risks involved in those industries, provide a competitive advantage over other carriers in both its professional liability lines and its property and casualty lines.


REGULATION

     U.S. Federal Regulation. U.S. Customs bonds are sold pursuant to federal regulations requiring virtually every importer of goods into the United States to post a bond. IIC currently maintains a Certificate of Authority as a surety company qualified to write U.S. Customs bonds pursuant to federal law and applicable regulations promulgated by the U.S. Department of Treasury (the "Treasury"). The Treasury determines the maximum amount of risk retention per bond for each qualified insurance company. IIC is qualified to write U.S. Customs bonds and retain an aggregate up to $2,237,000 of liability on any one bond.

     Although no specific statutory requirements exist, the Treasury generally recommends no greater than a three to one ratio of net premiums written to statutory surplus for sureties licensed to write U.S. Customs bonds. The Company has met this guideline for the last five years.

     Insurance companies issuing U.S. Customs bonds and customs brokers selling such bonds are extensively regulated by the Treasury, including an annual review of their financial statements. As a result of extensive federal regulation, the Company believes that under the McCarran Ferguson Act, its U.S. Customs bonds business is exempt from state regulation. No state has taken any action to require the Company's compliance with its licensure requirements with respect to its U.S. Customs bond business.

     State Regulation. The Company and its U.S. insurance subsidiary is subject to regulation under the various state insurance laws where the subsidiary is licensed, including each particular state's insurance holding company law ("Holding Company Law"). Such regulation is designed generally to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and examination of the affairs of insurance companies, which includes periodic financial and market conduct examinations by regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, the Company's insurance subsidiary must file rates for insurance directly underwritten with the insurance department of each state in which it operates. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by domiciled insurance companies in order to protect their solvency.

     Holding Company Laws impose standards on certain transactions between registered insurers and their affiliates, which include, among other things, that the terms of the transactions be fair and reasonable and that the books, accounts and records of each party be maintained so as to clearly and accurately disclose the precise nature and details of the transactions. Holding Company Laws also generally require that any person or entity desiring to acquire more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required first to obtain approval of the applicable state insurance regulators.


     The National Association of Insurance Commissioners (NAIC) facilitates the regulation of multistate companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Current developments address the reporting and regulation of the adequacy of capital and surplus. The NAIC has finalized its risk-based capital model act for property/casualty companies. At December 31, 1995, Intercargo Insurance Company's required risk-based capital was $4,472,879; reported capital and surplus was $26,638,852.


INVESTMENT POLICY

     The Company's investment policy requires that invested assets be comprised of investment grade, fixed income securities of short to medium term. The Company does not invest in real estate or real estate securities, "high yield" bonds or derivatives. The Company's philosophy is to hold its investments to maturity when feasible, but will redeploy assets when market conditions dictate. Substantially all of the Company's investment portfolio is comprised of investment grade securities issued by the U.S. federal government, various state and local governments and major U.S. corporations.

EMPLOYEES

     At December 31, 1995, the Company had 186 U.S.employees. Of these, 31 were managerial personnel and 155 were clerical employees. Except for 21 part-time employees, all such persons are employed on a full-time basis. The Company believes that it enjoys favorable relations with its employees.

Item 2. Properties

     The Company occupies leased space in Schaumburg, Illinois where its principal executive offices are located. The Company shares its principal executive offices with IAS. IAS has eleven individual leases in locations where it maintains sales and service offices.

Item 3. Litigation

     There are no pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except for claims arising in the ordinary course of business. In the ordinary course of business, the Company is involved in certain litigation. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.


Item 4.  Submission of Matter to a Vote of Security Holders

         None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information regarding the Market for Registrant's Common Equity and Related Stockholder Matters is included in the Registrant's 1995 Annual Report to Stockholders under the heading "Management's Discussion and Analysis - Market Information," which is incorporated herein by reference.

Item 6. Selected Financial Data

     The Selected Financial Data are contained in the Registrant's 1995 Annual Report to Stockholders under the heading "Selected Financial Data," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations are contained in the Registrant's 1995 Annual Report to Stockholders under the heading "Management's Discussion and Analysis," which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and related notes required in response to this item are contained in the Registrant's 1995 Annual Report to Stockholders, which financial statements and notes are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     There has been no change in accountants within the 24 months prior to the date of the consolidated financial statements contained in this report, nor any disagreements with such accountants.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 17, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, which is incorporated herein by reference.

Item 11. Executive Compensation

     For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 17, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 17, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 17, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 which is incorporated herein by reference.

                               INTERCARGO 10-K
                               ---------- ----

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)For information concerning the following consolidated financial statements of the Registrant, reference is made to the Registrant's 1995 Annual Report to Stockholders, which financial information is incorporated herein by reference.

      Consolidated Balance Sheets as of December 31, 1995 and 1994.

      Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993.

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

      Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 1995.

      The following consolidated financial statements of Kingsway Financial Services, Inc., the Company's Canadian subsidiary, are being filed separately under cover of Form TH and will be filed electronically in accordance with Rule 201(b) of Regulation S-T:

      Independent Auditor's Report dated February 16, 1996.

      Consolidated Balance Sheets as of December 31, 1995 and 1994.

      Consolidated Statements of Operations and Retained Earnings for the years ended December 31, 1995 and 1994.

      Consolidated Statements of Changes in Financial Position for the years ended December 31, 1995 and 1994.

      Notes to Consolidated Financial Statements for the years ended December 31, 1995 and 1994.

      Consolidated Balance Sheets as of December 31, 1994 and 1993.

      Consolidated Statements of Operations and Retained Earnings for the years ended December 31, 1994 and 1993.

      Consolidated Statements of Changes in Financial Position for the years ended December 31, 1994 and 1993.

      Notes to Consolidated Financial Statements for the years ended December 31, 1994 and 1993.

(a)(2)The following consolidated financial statement schedules of the Company listed below are contained in the index to Financial Statement Schedules on page FS-1 herein:


Schedule I   Summary of investments -- other than investments in related parties

Schedule II  Condensed financial information of registrant

Schedule IV  Reinsurance

Schedule VI  Supplemental information concerning property/casualty operations


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31,
     1995

(c) Exhibits. See Exhibit Index immediately following financial statement schedules.

                             INTERCARGO CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




                                                             Page
                                                             ----
Independent Auditors' Report                                 FS-2

SCHEDULES
Summary of Investments-Other than Investments in Related
Parties (Schedule I)                                         FS-3

Condensed Financial Information of Registrant (Schedule II)  FS-4

Reinsurance (Schedule IV)                                    FS-7

Supplemental Information Concerning Property/Casualty
Insurance Operations (Schedule VI)                           FS-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Intercargo Corporation:




Under date of March 28, 1996, we reported on the consolidated balance sheets of Intercargo Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated supplementary financial statement schedules as listed in the accompanying index. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at January 1, 1994.




KPMG PEAT MARWICK LLP

Chicago, Illinois
March 28, 1996

                                   SCHEDULE I

                    INTERCARGO CORPORATION AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                               December 31, 1995
                             (dollars in thousands)



                                                                     Amount at Which
                                                      Fair              Shown in the
Type of Investment                   Cost (1)        Value             Balance Sheets
- ------------------                   ----            -----             --------------
(Available for Sale)
Fixed Maturities:
  U.S. Government and Agency
     obligations                    $13,670          13,739                13,739

  State, municipal, and other tax
    advantaged securities            19,776          20,445                20,445
  Corporate securities                9,545           9,812                 9,812
  Other fixed maturity investments      774             773                   773
                                    -------          ------                ------
    Total fixed maturities           43,765          44,769                44,769


  Equity securities                   3,618           3,474                 3,474
                                    -------          ------                ------
    Total investments               $47,383          48,243                48,243
                                    =======          ======                ======



_______________________________

(1) Investments in fixed maturities are reflected at cost, adjusted for amortization of premium or accretion of discounts.


See notes to consolidated financial statements.
See accompanying report of independent auditors.

                                  SCHEDULE II
                             INTERCARGO CORPORATION
                   CONDENSED BALANCE SHEETS (Registrant only)
                             (dollars in thousands)



                                                                December 31,
                                                              ----------------
                                                               1995     1994
                                                              ----------------
 ASSETS
 Investment in affiliates                                     $11,898        -
 Cash and cash equivalents                                      1,180      530
 Equipment, at cost less accumulated depreciation                 569      938
 Investments in subsidiaries                                   29,476   35,385
 Notes receivable
     Due from affiliates                                        8,260   10,110
     Due from non-affiliates                                      209      460
 Other assets                                                   1,988    1,250
                                                              -------  -------

         Total assets                                         $53,580   48,673
                                                              =======  =======

 LIABILITIES
 Accrued expenses and other liabilities                          $184      246
 Federal income tax payable                                        40       51
 Notes payable                                                  9,735    8,325
 Payable to affiliates                                              -      130
                                                              -------  -------

         Total liabilities                                      9,959    8,752
                                                              -------  -------

 STOCKHOLDERS' EQUITY
 Common stock -- $1 par value; authorized 20,000,000 shares;
     issues and outstanding, 7,640,981                          7,641    7,641
 Additional paid-in capital                                    24,104   24,104
 Unrealized loss on foreign currency translation               (1,179)  (2,002)
 Net unrealized gain (loss) on available-for-sale securities      567   (1,546)
 Retained earnings                                             12,488   11,724
                                                              -------  -------

         Total stockholders' equity                            43,621   39,921
                                                              -------  -------

         Total liabilities and stockholders' equity           $53,580   48,673
                                                              =======  =======





See notes to consolidated financial statements.
See accompanying report of independent auditors.

                             INTERCARGO CORPORATION
                CONDENSED STATEMENTS OF INCOME (Registrant only)
                                 (in thousands)

                                                            December 31,
                                                       --------------------
                                                         995   1994   1993
                                                       ------  -----  -----
    Revenues
    Revenues from affiliates                              $17     70     56
    Net investment and other income                     1,261    665    283
                                                       ------  -----  -----
            Total                                       1,278    735    339
                                                       ------  -----  -----

    Expenses
    Interest expense                                      937    367    163
    General and administrative expense                    481  1,034    980
                                                       ------  -----  -----

            Total                                       1,418  1,401  1,143
                                                       ------  -----  -----

    Operating loss                                       (140)  (666)  (804)

    Federal income tax benefit                             48    226    273

    Equity in the operating earnings of subsidiaries,
        net of income taxes                             2,231  5,421  2,669
                                                       ------  -----  -----

    Net income                                         $2,139  4,981  2,138
                                                       ======  =====  =====








See notes to consolidated financial statements.
See accompanying report of independent auditors.

                             INTERCARGO CORPORATION
              CONDENSED STATEMENTS OF CASH FLOW (Registrant only)
                                 (in thousands)

                                                                            December 31,
                                                                      -------------------------
                                                                       1995     1994     1993
                                                                      -------------------------
Cash flows from operating activities:
Net income                                                             $2,139    4,981    2,138
Adjustments to reconcile net income to net cash
   provided from operating activities:
     Realized gains                                                      (241)       -        -
     Equity of operating earnings of
      subsidiaries, net of income tax                                  (2,231)  (5,421)  (2,669)
       Increase (decrease) in payable to affiliates                      (130)    (934)     631
       Depreciation and amortization                                        2      219      257
       Change in income tax accounts                                      (11)    (173)     323
       (Increase) decrease in notes receivable
          Affiliates                                                    1,850   (1,505)  (8,605)
          Non-affiliates                                                  251      382     (199)
       Increase (decrease) in accrued expenses and other liabilities      (62)     154     (264)
       Other, net                                                        (676)    (422)    (580)
                                                                      -------  -------  -------

       Net cash provided from (used in) operating activities              891   (2,719)  (8,968)
                                                                      -------  -------  -------

Cash flows from investing activities:
Long-term fixed maturities:
       Purchases                                                            -        -     (457)
       Sales                                                                -      796      404
Equity securities:
       Sales                                                                -      347      457
Net (purchases) sales of short-term maturities                              -    2,993   (2,968)
Dividends received from subsidiary                                        250        -    2,007
Contribution of capital to subsidiary                                  (5,000)  (3,600)       -
Sale of Kingsway common stock                                           4,107        -      (35)
(Purchase) Sale of equipment, net                                         367     (458)     (51)
                                                                      -------  -------  -------
       Net cash provided from (used in) investing activities             (276)      78     (643)
                                                                      -------  -------  -------

Cash flows from (used in) financing activities:
Proceeds from stock offering                                                -        -    6,375
Proceeds from exercise of stock equivalents                                 -       50      359
Dividends paid to stockholders                                         (1,375)  (1,375)  (1,141)
Proceeds from loans                                                     1,410      325    8,000
                                                                      -------  -------  -------
       Net cash provided from (used in) financing activities               35   (1,000)  13,593
                                                                      -------  -------  -------

Net increase(decrease) in cash and cash equivalents                       650   (3,641)   3,982
Cash and cash equivalents:
       Beginning of the period                                            530    4,171      189
                                                                      -------  -------  -------
       End of the period                                               $1,180      530    4,171
                                                                      =======  =======  =======



See notes to consolidated financial statements.
See accompanying report of independent auditors.

                                     SCHEDULE IV

                       INTERCARGO CORPORATION AND SUBSIDIARIES
                                     REINSURANCE
                                (dollars in thousands)




Column A                         Column B   Column C    Column D  Column E    Column F
- --------------------------------------------------------------------------------------
                                                                            Percentage
                                            Ceded to     Assumed             of amount
                                    Gross      other  from other       Net  assumed to
                                   amount  companies   companies    amount         net
- --------------------------------------------------------------------------------------
Property and liability premiums

Year ended:
December 31, 1995                 $98,460    $13,594      $1,288   $86,154       1.49%
December 31, 1994                  86,216     11,565         146    74,797        .20%
December 31, 1993                  54,924      9,722         291    45,493        .64%

See accompanying report of independent auditors.

                                 SCHEDULE VI

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION
                             (dollars in thousands)








Column A                   Column B       Column C     Column D  Column E  Column F    Column G       Column H
- -------------------------------------------------------------------------------------------------------------------
                                                                                                  Claims and Claim
                                                                                                Adjustment Expenses
                                      Reserves for                                              Incurred Related to
                           Deferred  Unpaid Claims    Discount,                                 -------------------
                             Policy      and Claim      if any,                             Net    (1)      (2)
Affiliation with        Acquisition     Adjustment  Deducted in  Unearned    Earned  Investment  Current   Prior
Registrant                    Costs       Expenses     Column C  Premiums  Premiums      Income   Year     Year
- -------------------------------------------------------------------------------------------------------------------
Consolidated property-
casualty entities

Year ended:
December 31, 1995            $4,898        $36,293      --        $17,691   $86,154      $6,273  $45,642   $6,104
December 31, 1994             6,602         38,836      --         31,586    74,797       4,378   39,462    2,137
December 31, 1993             5,215         29,696      --         26,470    45,493       3,990   19,326    1,788



Column A                          Column I        Column J          Column K
- ----------------------------------------------------------------------------
                              Amortization     Paid Claims
                               of Deferred       and Claim
Affiliation with               Policy Acq.      Adjustment          Premiums
Registrant                           Costs        Expenses           Written
- ----------------------------------------------------------------------------
Consolidated property-
casualty entities

Year ended:
December 31, 1995                  $22,829         $37,696           $90,804
December 31, 1994                   18,511          32,882            80,737
December 31, 1993                   14,336          20,710            55,006


See accompanying report of independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1996

                                             INTERCARGO CORPORATION



                                             By:  /s/ James R. Zuhlke
                                                ------------------------------
                                                James R. Zuhlke, President and
                                                Chief Executive Officer

             Signature                               Date
             --------------------------------------  --------------

                  /s/ James R. Zuhlke                March 30, 1996
             --------------------------------------
             James R. Zuhlke
             Chairman of the Board; President,
             Chief Executive Officer and a Director
             (Principal Executive Officer)


                  /s/ Michael L. Sklar               March 30, 1996
             --------------------------------------
             Michael L. Sklar
             Director


                  /s/ Arthur J. Fritz, Jr.           March 30, 1996
             --------------------------------------
             Arthur J. Fritz, Jr.
             Director


                  /s/ Arthur L. Litman               March 30, 1996
             --------------------------------------
             Arthur L. Litman
             Director


                  /s/ Kenneth A. Bodenstein          March 30, 1996
             --------------------------------------
             Kenneth A. Bodenstein
             Director


                  /s/ Albert J. Gallegos             March 30, 1996
             --------------------------------------
             Albert J. Gallegos
             Director


                  /s/ Robert B. Sanborn              March 30, 1996
             --------------------------------------
             Robert B. Sanborn
             Director


                  /s/ Lawrence P. Goecking           March 30, 1996
             --------------------------------------
             Lawrence P. Goecking
             Chief Financial Officer
             (Principal Financial and Accounting
             Officer)

                                         EXHIBIT INDEX
                                          Description
                                          -----------

Exhibit
 Number
- -------
    3.1  Certificate of Incorporation of the Company, including amendments thereto.(1)

    3.2  Bylaws of the Company, including amendments thereto.(1)

      4  Specimen Certificate of Common Stock.(2)

   10.1  Form of Company's 1987 Non-Qualified and Incentive Stock Option Plan.(1)

  *10.2  Executive Incentive Compensation Plan.(3)

   10.3  Secured Loan Agreement between the Company and LaSalle National Bank dated June 4,
         1993(4).

   10.4  First Amendment dated January 1, 1995, to Secured Loan Agreement between the Company and LaSalle National Bank dated June 4, 1993.(5)

   10.5  Revolving Note dated June 4, 1993, executed by the Company in favor of LaSalle
         National Bank.(4)

  *10.6  Indemnification Agreements between the Company and the following directors: Kenneth A.
         Bodenstein, John H. Robinson, Arthur L. Litman, Arthur J. Fritz, Jr., Albert J.
         Gallegos and James R. Zuhlke.(3)

  *10.7  Supplemental Life Insurance Policy for James R. Zuhlke.(3)

  *10.8  Employment Agreement dated August 25, 1993, between the Company and Robert S. Kielbas.
         (4)

  *10.9  Employment Agreement dated January 1, 1994 between the Company and Lawrence P.
         Goecking.(5)

 *10.10  Supplemental Life Insurance Policy for Robert S. Kielbas.(5)




 *10.11  Indemnification Agreement dated February 18, 1994 between the Company and Robert B.
         Sanborn.(5)

 *10.12  Indemnification Agreement dated December 1, 1993 between the Company and Lawrence P.
         Goecking.(5)
     11  Statement regarding Computation of Per Share Earnings. (filed herewith)
     12  Statement regarding Computation of Ratios. (filed herewith)
     13  Portions 1995 Annual Report to Stockholders incorporated by reference. (filed herewith)
     21  Subsidiaries of the Company. (filed herewith)
     23  Consent of Independent Auditors. (filed herewith)
     27  Financial Data Schedule. (filed herewith)
     28  Information from reports furnished to State Insurance regulatory                                 P
         authorities (filed separately in paper format).  The Company's
         Canadian subsidiaries are not required to file Schedules O and
         P with the Ontario Insurance Commissioner.  Accordingly, no such schedules have been filed herewith.

- ---------------------

(1) Filed with the Company's Registration Statement on Form S-18, Registration No. 33-21270C and incorporated herein by reference.

(2) Filed with Amendment No. 1 to the Company's Registration Statement on Form S-18, Registration No. 33-21270C and incorporated herein by reference.

(3) Filed with the Company's Registration Statement on Form S-2, Registration No. 33-45658 and incorporated herein by reference.

(4) Filed with the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(5) Filed with the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

 *Management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.