Form 10-K/A
period 1995-12-31
INTERCARGO CORP
filed 1996-04-05
CIK 815787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1


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

      The following consolidated financial statements of Kingsway Financial Services, Inc., the Company's Canadian subsidiary, are filed herewith:

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

THESE DOCUMENTS ARE A COPY OF THE SEPARATE FINANCIAL STATEMENTS OF KINGSWAY FINANCIAL SERVICES, INC. FILED ON APRIL 2, 1996 PURSUANT TO A RULE 201 HARDSHIP EXEMPTION.


KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------



AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Kingsway Financial Services Inc. as at December 31, 1995 and December 31, 1994 and the consolidated statements of operations and retained earnings and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and December 31, 1994 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.





/s/ KPMG Peat Marwick Thorne
- ----------------------------
Chartered Accountants


Toronto, Canada

February 16, 1996

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1995 AND DECEMBER 31, 1994  ($ IN THOUSANDS)


- --------------------------------------------------------------------------------
                                                          1995             1994
- --------------------------------------------------------------------------------
 ASSETS
 Cash                                                 $  1,363         $  3,567
 Investments (note 3)                                   59,924           31,342
 Accrued investment income                                 583              655
 Financed premiums receivable                           12,914           11,211
 Accounts receivable                                     5,587            5,707
 Paid losses recoverable from reinsurers                   551              495
 Deferred policy acquisition costs                       3,830            2,980
 Deferred income taxes                                     691              363
 Capital assets (note 4)                                 2,173            1,558
 Goodwill                                                  189              239

- --------------------------------------------------------------------------------
                                                      $ 87,805         $ 58,117
- --------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
    Due to brokers                                    $      -         $    187
    Reinsurance premiums payable                           911              806
    Note payable to parent company (note 7)                  -            2,500
    Accounts payable and accrued liabilities             1,350              653
    Income taxes payable                                    55              146
    Unearned premiums (note 6)                          23,920           19,543
    Unpaid claims (note 6)                              24,322           16,988
    Deferred service charges                               570              637
    ----------------------------------------------------------------------------
                                                        51,128           41,460
 Shareholders' equity:
    Share capital (note 5)                              21,889            5,636
    Retained earnings (note 9)                          14,788           11,021
    ----------------------------------------------------------------------------
                                                        36,677           16,657

- --------------------------------------------------------------------------------
                                                      $ 87,805         $ 58,117
- --------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


On behalf of the Board:


/s/ James R. Zuhlke      Director           /s/ Murray A. Thompson     Director
- -------------------                         ----------------------

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31,1994
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- --------------------------------------------------------------------------------
                                                          1995           1994
- --------------------------------------------------------------------------------
Gross premiums written                                $   60,049     $   55,619

- --------------------------------------------------------------------------------

Net premiums written                                  $   50,440     $   48,013

- --------------------------------------------------------------------------------

Revenue:
   Net premiums earned (note 6)                       $   46,063     $   42,414
   Investment income                                       3,615          2,102
   Premium finance income                                  1,298          1,234

   -----------------------------------------------------------------------------
                                                          50,976         45,750

Expenses:
   Claims incurred (note 6)                               30,638         27,148
   Commissions and premium taxes (note 6)                  7,882          7,170
   Salaries and employee benefits                          3,797          3,192
   General and administrative expenses                     1,959          2,156
   Interest (note 7)                                         227            157
   -----------------------------------------------------------------------------
                                                          44,503         39,823
   -----------------------------------------------------------------------------

Income before income taxes                                 6,473          5,927

Income taxes (note 8):
   Current                                                 3,034          2,880
   Deferred                                                 (328)          (248)
   -----------------------------------------------------------------------------
                                                           2,706          2,632
   -----------------------------------------------------------------------------

Net income                                                 3,767          3,295

Retained earnings, beginning of year                      11,021          7,726

- --------------------------------------------------------------------------------
Retained earnings, end of year                        $   14,788     $   11,021
- --------------------------------------------------------------------------------

Earnings per share (note 5):
   Basic                                                  $ 1.23         $ 1.10
   Fully diluted                                          $ 1.23         $ 1.10




See accompanying notes to consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION



YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994   ($ IN THOUSANDS)

- ---------------------------------------------------------------------------------------------------
                                                                   1995                     1994
- ---------------------------------------------------------------------------------------------------
Cash provided by (used in):
Operating activities:
   Net income                                                   $    3,767               $    3,295
   Items not involving cash:
      Amortization                                                     244                      232
      Deferred income taxes                                           (328)                    (248)
      Gain on sale of capital assets                                     -                        1
      Net realized gain on sale of investments                        (255)                     (19)
      Amortization of bond premiums and discounts                   (2,190)                    (823)
   ------------------------------------------------------------------------------------------------
                                                                     1,238                    2,438
   Change in non-cash balances:
      Accrued investment income                                         72                     (172)
      Accounts receivable                                              120                   (1,088)
      Financed premiums receivable                                  (1,703)                  (3,011)
      Deferred policy acquisition costs                               (850)                    (352)
      Due to brokers                                                  (187)                    (240)
      Reinsurance premiums payable                                     105                      352
      Income taxes payable                                             (91)                     480
      Accounts payable and accrued liabilities                         697                      267
      Due to parent company                                              -                      393
      Paid losses recoverable from reinsurers                          (56)                    (495)
      Unearned premiums                                              4,377                    6,052
      Unpaid claims                                                  7,334                    6,043
      Deferred service charges                                         (67)                     637
   ------------------------------------------------------------------------------------------------
                                                                    10,989                   11,304
Financing activities:
   Issuance of share capital, net                                   16,253                        -
   Note payable to parent company                                   (2,500)                   2,500
   Decrease in bank demand loan                                          -                   (2,650)
   ------------------------------------------------------------------------------------------------
                                                                    13,753                     (150)
Investing activities:
   Purchase of investments                                        (144,061)                 (39,936)
   Proceeds from sale of investments                               117,924                   33,114
   Additions to capital assets                                        (809)                    (393)
   ------------------------------------------------------------------------------------------------
                                                                   (26,946)                  (7,215)
Increase (decrease) in cash during the year                         (2,204)                   3,939
Cash, beginning of year                                              3,567                     (372)
- ---------------------------------------------------------------------------------------------------
Cash, end of year                                                   $1,363                   $3,567
- ---------------------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994


Kingsway Financial Services Inc. (the "Company") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. On November 10, 1995 the Company filed articles of amendment deleting its "private company" share restrictions. On December 18, 1995 the Company completed an Initial Public Offering and its shares were listed on the Toronto Stock Exchange. Prior to the Company issuing shares to the public it was a wholly owned subsidiary of Intercargo Corporation ("Intercargo"), a company listed on NASDAQ in the United States. After giving effect to the Initial Public Offering, Intercargo owns approximately 50% of the Company's shares.

1.   SIGNIFICANT ACCOUNTING POLICIES:

        These consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiary, Kingsway General Insurance Company ('Kingsway General').

   (a)  Investments:

        Fixed term investments are carried at amortized cost. Investments in preferred and common shares are carried at cost. Gains and losses on disposal of investments are determined as at the settlement date.

   (b)  Capital assets:

        Capital assets are carried at cost less accumulated amortization. Amortization is provided on a declining balance basis at the following annual rates:



                      ASSETS                          RATE
                      ------                          ----

                      Buildings                         5%
                      Computers and office equipment   30%
                      Automobiles                      30%
                      Furniture                        20%


   (c)  Goodwill:

        Goodwill arising on the purchase of the subsidiary company is recorded at cost less accumulated amortization. Goodwill is amortized on a straight-line basis over 10 years.

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   (d)  Deferred policy acquisition costs:

        Deferred policy acquisition costs represent certain costs such as commissions and premium taxes related to the acquisition of new and renewal premiums written during the period and are expensed as the related premiums are recorded as income. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned.

   (e)  Unearned premiums:

        The Company recognizes premium income over the period covered by each individual insurance contract. Unearned premiums represent premiums received by the Company for insurance contracts which are in force at the year end and will continue into the next fiscal year.

   (f)  Unpaid claims:

        The provision for unpaid claims includes adjustment expenses and represents an estimate for the full amount of all costs including investigation and the projected final settlements of claims incurred up to the balance sheet date on an undiscounted basis except for Ontario automobile disability benefits. These estimates of future loss activity are necessarily subject to uncertainty and are selected from a wide range of possible outcomes. These provisions are adjusted up or down as additional information affecting the estimated amounts becomes available during the course of claims settlement. All changes in estimates are recorded as incurred claims in the period in which they are determined.

   (g)  Reinsurance ceded:

        Reinsurance premiums ceded, ceding commissions and reinsurance recoveries on claims incurred are recorded as reductions of the respective income and expense accounts. Unearned premiums on business ceded and estimates of amounts recoverable from reinsurers on unpaid claims are recorded as deductions from unearned premiums and unpaid claims, respectively. A contingent liability exists with respect to reinsurance ceded which could become a liability of the Company in the event that any reinsurer is unable to meet its obligations under the reinsurance agreement.

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   (h)  Deferred service charges:

        Service charge income on financed premiums is deferred and recognized as income over the period covered by each individual insurance contract.

2. ROLE OF THE ACTUARY AND EXTERNAL AUDITOR:

   The actuary is appointed by the board of directors of the Company. With respect to preparation of the audited financial statements, the actuary is required to carry out a valuation of the policy liabilities and to report thereon to the Company's shareholders. The valuation is carried out in accordance with accepted actuarial practice and regulatory requirements. The scope of the valuation encompasses the policy liabilities as well as any other matter specified in any direction that may be made by the Superintendent of Insurance (Ontario). The policy liabilities consist of a provision for unpaid claims and adjustment expenses on the expired portion of policies and of future obligations on the unexpired portion of policies. In performing the valuation of the liabilities for these contingent future events, which are by their very nature inherently variable, assumptions are made as to future loss ratios, trends, reinsurance recoveries, external claims expenses and other contingencies, taking into consideration the circumstances of the Company and the nature of the insurance policies. The valuation is based on projections of future claims and claims adjustment expenses. It is certain that actual future claims and claims adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. Further, the projections make no provision for extraordinary future emergence of either new classes of claims or claims categories not sufficiently recognised in the claims database. The actuary relies on data and related information prepared by the Company and makes use of the work of the auditor with respect to the actuary's responsibility for the data as set forth by the standards of the Canadian Institute of Actuaries.

   The external auditors have been appointed by the shareholders, pursuant to the Insurance Act, Ontario. Their responsibility is to conduct an independent and objective audit of the consolidated financial statements in accordance with generally accepted auditing standards and to report thereon to the shareholders. In carrying out their audit, the auditors make use of the work of the actuary and his report on the policy liabilities of the Company. The auditors' report outlines the scope of their audit and their opinion.

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




3. INVESTMENTS:

   ($ IN THOUSANDS)



     -----------------------------------------------------------------------
                                         1995                  1994
     -----------------------------------------------------------------------
                                   Cost        Market     Cost        Market
     -----------------------------------------------------------------------
     Government of Canada
      bonds                 $    18,785  $     19,167   $  8,762   $  8,592
     Government of Canada
      treasury bills                  -             -     14,203     14,350
     Provincial bonds             5,530         5,591      3,936      3,880
     Municipal bonds              1,377         1,386          -          -
     Guaranteed investment
      certificates                  540           543          -          -
     Bankers acceptances         27,419        27,355
     Corporate bonds &
      debentures                  2,283         2,343      2,956      2,934
     Preferred shares             1,839         1,852      1,485      1,384
     Common shares                2,151         2,199          -          -

     -----------------------------------------------------------------------
                            $    59,924  $     60,436   $  31,342  $ 31,140
     -----------------------------------------------------------------------


KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------





4.   CAPITAL ASSETS:
     ($ IN THOUSANDS)

     ------------------------------------------------------------
                                         1995
     ------------------------------------------------------------
                                       Accumulated            Net
                                 Cost  amortization    book value
     ------------------------------------------------------------
     Land                  $      413  $         -      $     413
     Buildings                  1,409          160          1,249
     Computers and office
      equipment                   525          247            278
     Automobiles                  272          145            127
     Furniture                    194           88            106
     ------------------------------------------------------------
                           $    2,813  $       640      $   2,173
     ------------------------------------------------------------





     ------------------------------------------------------------
                                           1994
     ------------------------------------------------------------
                                       Accumulated            Net
                                 Cost  amortization    book value
     ------------------------------------------------------------

     Land                  $      100  $         -      $     100
     Buildings                   1124          104           1020
     Computers and office
      equipment                   376          179            197
     Automobiles                  268          110            158
     Furniture                    151           68             83

     ------------------------------------------------------------
                           $    2,019  $       461      $   1,558
     ------------------------------------------------------------



KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




5.   SHARE CAPITAL:

     Share capital consists of the following:

     ($ IN THOUSANDS)

     ------------------------------------------------------------------
                                                        1995       1994
     ------------------------------------------------------------------
     Authorized:
        Unlimited number of Common Shares

     Issued:
        4,816,500 (1994 - 1,000,000) Common Shares     $21,889   $5,636
     -------------------------------------------------------------------





     (a) On November 10, 1995 the Company filed articles of amendment deleting its "private company" share restrictions, subdividing the Company's outstanding Common Shares on a 3 for 1 basis and deleting its Class A Special Shares and its Class B Special shares.

     (b) On November 28, 1995 the Company established a stock option incentive plan for directors, officers and key employees of the Company. The maximum number of Common Shares that may be issued under the plan is 300,000 Common Shares. The maximum number of Common Shares available for issuance to any one person under the stock option plan is 5% of the Common Shares outstanding at the time of the grant. On December 6, 1995 options to purchase 64,500 Common Shares were granted to certain officers and key employees of the Company.

     (c) On December 6, 1995, 16,500 Common Shares were issued to certain employees of the Company for nominal consideration.

     (d) Pursuant to an underwriting agreement dated December 8, 1995 the Company sold 1,800,000 Common Shares at $10 per share. Underwriters fees and expenses of the issue amounting to $1,747,000 have been deducted from the Company's Share Capital.

     (e) On January 15, 1996, pursuant to the underwriting agreement, the underwriters exercised their over-allotment option to acquire an additional 180,000 Common Shares from the Company at $10 per share. Fees of $108,000 were paid to the underwriters.

     (f) The weighted average number of shares outstanding for 1995 and 1994 were 3,065,240 and 3,000,000, respectively, after giving retroactive effect to the 3 for 1 share subdivision described above.

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




6.   UNDERWRITING POLICY AND REINSURANCE CEDED:

     The Company follows the policy of underwriting and reinsuring contracts of insurance, which limits the liability of the Company to a maximum amount on any one loss of $200 in the event of a property or liability claim. In addition, the Company has obtained catastrophe reinsurance coverages which limit its liability in the event of a series of claims arising out of a single occurrence.

     The following items have been reduced by amounts ceded to reinsurers:

     ($ IN THOUSANDS)

     ---------------------------------------------------------------------
                                                     1995             1994
     ---------------------------------------------------------------------
     Unpaid claims                                   $2,122         $2,661
     Unearned premiums                                3,543          2,896
     Net premiums earned                              8,961          6,909
     Commissions and premium taxes                    3,010          1,905
     Claims incurred                                  3,596          3,216
















7.   RELATED PARTY TRANSACTIONS:

     In the normal course of business, the Company enters into reinsurance transactions with Intercargo. Ceded premiums and claims incurred to Intercargo for the year ended December 31, 1995 were $1,747,000 and $823,000, respectively and for the year ended December 31, 1994 were $1,247,000 and $805,000, respectively.

     The note payable to Intercargo was repaid on December 18, 1995 from the proceeds of the issuance of the Company's shares to the public. Interest paid for the year ended December 31, 1995 amounted to $227,000 (1994 - $Nil).

KINGSWAY FINANCIAL SERVICES INC.
- --------------------------------------------------------------------------------




8. INCOME TAXES:

   The Company's provision for income taxes compared to combined statutory rates, is summarized as follows:


   ($ IN THOUSANDS)

   ----------------------------------------------------------------
                                                   1995        1994
   ----------------------------------------------------------------
   Income before taxation                         $6,473     $5,927

   ----------------------------------------------------------------

   Statutory tax rate                               44.5%      44.3%

   ----------------------------------------------------------------

   Provision based on statutory rate              $2,880     $2,626
   Non-taxable investment income                     (40)       (16)
   Share issuance expenses                          (155)         -
   Other                                              21         22
   ----------------------------------------------------------------
                                                  $2,706     $2,632
   ----------------------------------------------------------------



9.   STATUTORY REQUIREMENTS - KINGSWAY GENERAL

     The regulations of the Ontario Ministry of Financial Institutions require that part of Kingsway General's retained earnings be appropriated for assets that are non-admitted for regulatory purposes. At December 31, 1995 and December 31, 1994 Kingsway General appropriated retained earnings of $1,466,000 and $1,826,000, respectively. The regulations also govern the payments of dividends from Kingsway General to the Company.

10.  SUBSEQUENT EVENTS:

     On January 15, 1996 the Company issued additional Common Shares as described in note 5, above.

     On January 17, 1996 the Company entered into an agreement to purchase all of the issued shares of York Fire & Casualty Company ("York") from Highbourne Capital Corporation ("Highbourne"). The transaction is subject only to the final approval of the shareholders of Highbourne and is expected to close on or around February 29, 1996.

     The purchase price, which is expected to be approximately $7,000,000, is based on the adjusted Regulatory Capital of York as at December 31, 1995. The policy liabilities (unpaid claims, unearned premiums, deferred acquisition costs and premium deficiencies) at December 31, 1995 will be re-evaluated as of December 31, 1996 and

     December 31, 1997, based on experience to those dates. As a result the purchase price of York may be altered as of each of these dates.

     At closing, the Company will pay $1,500,000 and will issue Common Shares valued at $10 per share for an aggregate value equal to one-third of the purchase price. Highbourne will also receive a Warrant which entitles it to purchase as of February 28, 1997, and for 30 days thereafter, that number of Common Shares valued at $10 per share having an aggregate value equal to one-half of the difference between the adjusted purchase price (evaluated as at December 31, 1996) and the amounts paid at closing. The warrant further allows Highbourne to purchase as of February 28, 1998, and for 30 days thereafter, that number of Common Shares valued at $10 per share equal to the remaining balance of the adjusted purchase price evaluated as at December 31, 1997.

     The maximum number of Common Shares which may be issued pursuant to the Warrant is 450,000 shares. Should the balance due to Highbourne at February 28, 1998 exceed the shares to be issued under the Warrant, the balance will be paid to Highbourne in cash within 30 days of February 28, 1998.

KINGSWAY FINANCIAL SERVICES INC.
Consolidated Balance Sheet

December 31, 1994, with comparative figures for 1993


- -----------------------------------------------------------------------------
                                                    1994             1993
- -----------------------------------------------------------------------------
ASSETS
Cash                                           $   3,567,299    $           -
Investments (note 3)                              31,342,328       23,678,196
Accrued investment income                            655,223          483,286
Financed premiums receivable                      11,211,217        8,199,640
Accounts receivable                                5,707,208        4,618,739
Due from reinsurers                                  494,500                -
Income taxes recoverable                                   -          333,733
Due from parent company                                    -          393,687
Deferred policy acquisition costs                  2,979,527        2,627,763
Deferred income taxes                                363,000          115,000
Capital assets (note 4)                            1,557,828        1,348,450
Goodwill                                             238,987          288,691
- -----------------------------------------------------------------------------

                                               $  58,117,117    $  42,087,185
- -----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
   Cheques issued in excess of bank balance    $           -    $     371,973
   Due to brokers                                    186,670          426,678
   Reinsurance premiums payable                      806,062          454,351
   Note payable to parent company (note 7)         2,500,000                -
   Bank demand loan                                        -        2,650,000
   Accounts payable and accrued liabilities          653,028          385,505
   Income taxes payable                              146,362                -
   Unearned premiums (note 6)                     19,543,181       13,491,229
   Unpaid claims (note 6)                         16,987,382       10,944,902
- -----------------------------------------------------------------------------
   Deferred service charges                          636,848                -
- -----------------------------------------------------------------------------
                                                  41,459,533       28,724,638

Shareholder's equity:
   Share capital (note 5)                          5,636,375        5,636,375
   Retained earnings                              11,021,209        7,726,172
- -----------------------------------------------------------------------------
                                                  16,657,584       13,362,547

- -----------------------------------------------------------------------------
                                               $  58,117,117    $  42,087,185

See accompanying notes to consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.
Consolidated Statement of Operations

Year ended December 31, 1994, with comparative figures for 1993


- -----------------------------------------------------------------------------
                                                        1994            1993
- -----------------------------------------------------------------------------
Gross premiums written                        $   55,619,613    $  30,001,899

- -----------------------------------------------------------------------------

Premiums retained, after reinsurance          $   48,013,493    $  23,220,865

- -----------------------------------------------------------------------------

Revenue:
   Premiums earned                            $   42,414,405    $  14,386,436
   Premium financing income                        1,233,585          439,154
   --------------------------------------------------------------------------
                                                  43,647,990       14,825,590

Expenses:
   Claims incurred (note 6)                       27,148,022        8,307,728
   Commissions                                     5,641,900        1,333,412
   Premium taxes                                   1,528,637          638,181
   Salaries and employee benefits                  3,192,038        1,877,292
   Office expenses                                 1,722,414          976,667
   Amortization                                      233,169          200,662
   Professional fees                                 146,464           99,646
   Office rent                                             -          131,234
   Directors' fees                                    21,000           22,500
   Interest                                          156,228           33,105
   Capital tax                                        33,101                -
   --------------------------------------------------------------------------
                                                  39,822,973       13,620,427
- -----------------------------------------------------------------------------

- -----------------------------------------------------------------------------
Income before the undernoted                       3,825,017        1,205,163

Investment income                                  2,102,020        1,668,127
- -----------------------------------------------------------------------------

Income before income taxes                         5,927,037        2,873,290

Income taxes:
   Current                                         2,880,000        1,175,000
   Deferred                                         (248,000)         115,000
   --------------------------------------------------------------------------
                                                   2,632,000        1,290,000

- -----------------------------------------------------------------------------
Net income                                    $    3,295,037    $   1,583,290
- -----------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.
Consolidated Statement of Retained Earnings

Year ended December 31, 1994, with comparative figures for 1993

- -----------------------------------------------------------------------------
                                                      1994               1993
- -----------------------------------------------------------------------------
Retained earnings, beginning of year          $  7,726,172       $  6,742,882

Net income for the year                          3,295,037          1,583,290

Dividends paid                                           -           (600,000)

- -----------------------------------------------------------------------------
Retained earnings, end of year                $ 11,021,209       $  7,726,172
- -----------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.
Consolidated Statement of Changes in Financial Position
Year ended December 31, 1994, with comparative figures for 1993


- --------------------------------------------------------------------------------
                                                              1994          1993
- --------------------------------------------------------------------------------
Cash provided by (used in):
Operating activities:
   Net income                                        $   3,295,037  $  1,583,290
   Items not involving cash:
       Amortization                                        233,169       200,662
       Deferred income taxes                              (248,000)      115,000
       Loss (gain) on sale of fixed assets                     821          (235)
       Net realized gain on sale of investments            (18,645)     (136,756)
       Amortization of bond premiums and discounts        (823,415)       44,262
- --------------------------------------------------------------------------------
                                                         2,438,967     1,806,223

   Change in non-cash balances:
       Accrued interest                                   (171,937)      (59,747)
       Accounts receivable                              (1,088,469)      (22,130)
       Financed premiums receivable                     (3,011,577)   (6,781,964)
       Deferred policy acquisition costs                  (351,764)   (2,007,231)
       Due to brokers                                     (240,008)      346,727
       Reinsurance premiums payable                        351,711       227,864
       Income taxes recoverable (payable)                  480,095      (280,668)
       Accounts payable and accrued liabilities            267,523        53,170
       Due to (from) parent company                        393,687      (641,699)
       Due from reinsurers                                (494,500)            -
       Unearned premiums                                 6,051,952     8,834,429
       Unpaid claims                                     6,042,480      (703,021)
       Deferred service charge                             636,848             -
- --------------------------------------------------------------------------------
                                                        11,305,008       771,953

Financing activities:
   Note payable to parent company                        2,500,000             -
   Increase (decrease) in bank demand loan              (2,650,000)    2,360,000
   Dividends paid                                                -      (600,000)
- --------------------------------------------------------------------------------
                                                          (150,000)    1,760,000

Investing activities:
   Purchase of investments                             (39,935,856)  (35,031,356)
   Proceeds from sale of investments                    33,113,784    32,766,839
   Additions to capital assets                            (393,664)     (292,529)
- --------------------------------------------------------------------------------
                                                        (7,215,736)   (2,557,046)
- --------------------------------------------------------------------------------

Increase (decrease) in cash position during the year     3,939,272       (25,093)

Cash position, beginning of year                          (371,973)     (346,880)

- --------------------------------------------------------------------------------
Cash position, end of year                           $   3,567,299  $   (371,973)
- --------------------------------------------------------------------------------


Cash position is defined as cash less cheques issued in excess of bank balance.
See accompanying notes to consolidated financial statements.

Kingsway Financial Services Inc. (the "Company") was incorporated under the Corporations Act of Ontario on September 19, 1989. The Company is a wholly owned subsidiary of Intercargo Corporation, a company resident in the United States.

1.  SIGNIFICANT ACCOUNTING POLICIES:

        These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada and include the accounts of the Company and its subsidiary, Kingsway General Insurance Company.

    (a) Investments:

        Fixed term investments are carried at amortized cost. Investments in preferred shares are carried at cost. Gains and losses on disposal of investments are determined on a completed transaction basis.

    (b) Capital assets:

        Capital assets are carried at cost less accumulated amortization. Amortization is provided at the following annual rates:



- -----------------------------------------------------------------
Asset                                Basis                   Rate
- -----------------------------------------------------------------

Building                             Declining balance         5%
Computers and office equipment       Declining balance        30%
Automobiles                          Declining balance        30%
Furniture                            Declining balance        20%

- -----------------------------------------------------------------



    (c) Goodwill:

        Goodwill arising on the purchase of the subsidiary company is recorded at cost less accumulated amortization. Goodwill is amortized on a straight-line basis over ten years.

    (d) Deferred policy acquisition costs:

        Deferred policy acquisition costs represent certain costs such as commissions and premium taxes related to the acquisition of new and renewal premiums written during the period and are expensed as the related premiums are recorded as income. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned.

    (e) Unearned premiums:

        The Company recognizes premium income over the period covered by each individual insurance contract. Unearned premiums represent premiums received by the Company for insurance contracts which are in force at the year end and will continue into the next fiscal year.

    (f) Unpaid claims:

        The provision for unpaid claims includes adjustment expenses and represents an estimate for the full amount of all costs including investigation and the projected final settlements of claims incurred prior to the balance sheet date on an undiscounted basis. These estimates of future loss activity are necessarily subject to uncertainty and are selected from a wide range of possible outcomes.

    (g) Reinsurance ceded:

        Reinsurance premiums ceded and reinsurance recoveries on claims incurred are recorded as reductions of the respective income and expense accounts. Unearned premiums on business ceded and estimates of amounts recoverable from reinsurers on unpaid claims are recorded as deductions from unearned premiums and unpaid claims, respectively. A contingent liability exists with respect to reinsurance ceded which could become a liability of the Company in the event that any reinsurer is unable to meet its obligations under the reinsurance agreement.

2.  ROLE OF THE ACTUARY AND EXTERNAL AUDITOR:

    The actuary is appointed by the board of directors of the Company.
    With respect to preparation of these financial statements, the actuary is required to carry out a valuation of the policy liabilities and to report thereon to the Company's shareholder. The valuation is carried out in accordance with accepted actuarial practice and regulatory requirements. The scope of the valuation encompasses the policy liabilities as well as any other matter specified in any direction that may be made by the superintendent. The policy liabilities consist of a provision for unpaid claims and adjustment expenses on the expired portion of policies and of future obligations on the unexpired portion of policies. In performing the valuation of the liabilities for these contingent future events, which are by their very nature inherently variable, the actuary makes assumptions as to future rates of claim frequency and severity, inflation, reinsurance recoveries, expenses and other contingencies, taking into consideration the circumstances of the Company and the nature of the insurance policies. The valuation is based on projections of future claims and claims adjustment expenses. It is certain that actual future claims and claims adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. Further, the projections make no provision for extraordinary future emergence of either new classes of claims or post-contractual expansion of policy coverage. The actuary relies on data and related information prepared by the Company and makes use of the work of the auditor with respect to the actuary's verification of the underlying data used in the valuation.

    The external auditors have been appointed by the shareholder, pursuant to the Insurance Act, Ontario. Their responsibility is to conduct an independent and objective audit of the consolidated financial statements in accordance with generally accepted auditing standards and to report thereon to the shareholder. In carrying out their audit, the auditors make use of the work of the actuary and his report on the policy liabilities of the Company. The auditors' report outlines the scope of their audit and their opinion.

3. INVESTMENTS:



- --------------------------------------------------------------------------------
                                        1994                         1993
- --------------------------------------------------------------------------------
                                  Cost       Market            Cost       Market
- --------------------------------------------------------------------------------
   Government of Canada
    bonds                 $  8,762,449  $  8,591,878   $  9,238,592  $ 9,315,884
   Government of Canada
    treasury bills          14,203,174    14,350,272     12,926,828   12,968,810
   Provincial bonds          3,935,531     3,879,764           -            -
   Guaranteed investment
    certificates                     -             -        352,158      360,360
   Government of United
    States treasury bills            -             -        661,595      661,702
   Corporate bonds           1,092,478     1,113,930           -            -
   Corporate debentures      1,864,088     1,820,000        499,023      550,625
   Preferred shares          1,484,608     1,383,725           -            -

- --------------------------------------------------------------------------------
                          $ 31,342,328  $ 31,139,569   $ 23,678,196  $23,857,381
- --------------------------------------------------------------------------------


4. CAPITAL ASSETS:



- --------------------------------------------------------------------------------
                                               1994                         1993
- --------------------------------------------------------------------------------
                                        Accumulated            Net           Net
                                 Cost  amortization     book value    book value
- --------------------------------------------------------------------------------
     Land                 $   100,000    $        -    $   100,000   $   100,000
     Building               1,123,605       104,215      1,019,390       883,751
     Computers and office
      equipment               375,636       178,366        197,270       127,200
     Automobiles              268,448       110,577        157,871       181,499
     Furniture                150,841        67,544         83,297        56,000
- --------------------------------------------------------------------------------
                          $ 2,018,530    $  460,702    $ 1,557,828   $ 1,348,450
- --------------------------------------------------------------------------------

5.  SHARE CAPITAL:

    Share capital consists of the following:

- --------------------------------------------------------------------------------
                                                             1994          1993
- --------------------------------------------------------------------------------
    Authorized:
       Unlimited number of common shares
       Unlimited number of Class A special shares
       Unlimited number of Class B special shares

    Issued:
       1,000,000 common shares                        $  5,636,375  $  5,636,375

- --------------------------------------------------------------------------------



6.  UNDERWRITING POLICY AND REINSURANCE CEDED:

    The Company follows the policy of underwriting and reinsuring contracts of insurance, which limits the liability of the Company to a maximum amount on any one loss of $200,000 in the event of a property or liability claim. In addition, the Company has obtained reinsurance having an upper amount of $2,750,000, which limits the Company's liability to $250,000 in the event of a series of property claims arising out of a single occurrence.

    The amount deducted from unpaid claims and unearned premiums for reinsurance ceded is $2,660,728 and $2,895,831, respectively (1993 - $2,538,256 and $2,199,586, respectively). The amount deducted from claims incurred is $3,216,457 (1993 - $3,486,133). The amount of reinsurance commissions received was $1,905,000 (1993 - $1,477,000).

7.  RELATED PARTY TRANSACTIONS:

    In the normal course of business, the Company enters into reinsurance transactions with its parent company. Premiums ceded by the Company to its parent for the year ended December 31, 1994 were $1,247,432 (1993 - $810,836). In addition, management fees of $3,675,730 were payable to an affiliated company in the prior year.

    The note payable to the parent company matures November 30, 1996, bears interest at 9% and is repayable in the amount of $312,500 per quarter.

8.  COMPARATIVE FIGURES:

    Certain of the 1993 figures presented for comparative purposes have been reclassified to conform with the presentation adopted in the current year.

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

                             INTERCARGO CORPORATION
                CONDENSED STATEMENTS OF INCOME (Registrant only)
                                 (in thousands)

                                                            December 31,
                                                       --------------------
                                                        1995   1994   1993
                                                       ------  -----  -----
    Revenues
    Revenues from affiliates                              $17     70     56
    Net investment and other income                     1,261    665    283
                                                       ------  -----  -----
            Total                                       1,278    735    339
                                                       ------  -----  -----

    Expenses
    Interest expense                                      937    367    163
    General and administrative expense                    481  1,034    980
                                                       ------  -----  -----

            Total                                       1,418  1,401  1,143
                                                       ------  -----  -----

    Operating loss                                       (140)  (666)  (804)

    Federal income tax benefit                             48    226    273

    Equity in the operating earnings of subsidiaries,
        net of income taxes                             2,231  5,421  2,669
                                                       ------  -----  -----

    Net income                                         $2,139  4,981  2,138
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

Dated:  April 5, 1996

                                             INTERCARGO CORPORATION



                                             By:  /s/ Lawrence P. Goecking
                                                ------------------------------
                                                Lawrence P. Goecking
                                                Chief Financial Officer