Form 10-Q
period 1996-03-31
INTERCARGO CORP
filed 1996-05-15
CIK 815787

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.   20549

                           ----------------------


                                  FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 X   For the quarterly period ended March 31, 1996
- ---
                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
- ---

                       Commission File Number 0-16748
                       ------------------------------

                           INTERCARGO CORPORATION
           (Exact name of registrant as specified in its charter)



            DELAWARE                                  36-3414667
   (State or other jurisdiction                      (IRS Employer
       of incorporation)                           Identification No.)


        1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
              (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X   No
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                               Outstanding at May 14, 1996
- --------------------------                    ---------------------------
Common Stock, $1 par value                       7,640,981 shares

                             INTERCARGO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX




                                                                              PAGE
   PART I.  FINANCIAL INFORMATION                                            NUMBER

    Item 1. Financial Statements
            Consolidated Balance Sheets at March 31, 1996
            (unaudited) and December 31, 1995                                    3

            Consolidated Statements of Income for the three
            months ended March 31, 1996 (unaudited) and
            March 31, 1995 (unaudited)                                           4

            Consolidated Statements of Stockholders' Equity
            for the three months ended March 31, 1996 (unaudited)
            and March 31, 1995 (unaudited)                                       5

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1996 (unaudited) and
            March 31, 1995 (unaudited)                                           6

            Notes to Consolidated Financial Statements (unaudited)               7

            Summary Statement of Income of Kingsway Financial Services,
            Inc. for the three months ended March 31, 1996 (unaudited) and
            March 31, 1995 (unaudited)                                           8

    Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Position                                    9

   PART II. OTHER INFORMATION                                                   11

    SIGNATURES                                                                  12

    EXHIBITS                                                                    13

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      March 31,   December 31,
                                                                        1996          1995
                                                                     -----------  -------------
                                                                     (unaudited)
ASSETS
Investments
  Fixed maturities at fair value                                      $ 48,798       44,769
  Equity securities at fair value                                        2,817        3,474
  Investee at cost plus cumulative undistributed earnings               12,150       11,898
                                                                      --------      -------

    Total investments                                                   63,765       60,141

Cash and cash equivalents                                               10,540       16,478
Premiums receivable                                                     17,410       14,920
Accrued investment income                                                  788          804
Deferred policy acquisition costs                                        5,208        4,898
Reinsurance recoverable on loss and loss expense:
  Paid claims                                                              892        1,192
  Unpaid claims                                                          2,632        2,964
Prepaid reinsurance premiums                                             1,974        2,089
Notes receivable                                                           313          349
Income tax recoverable                                                     672        1,092
Deferred income tax                                                      1,362          822
Equipment, at cost less accumulated depreciation                         1,975        1,738
Goodwill                                                                 2,381        2,468
Other assets                                                             6,196        6,211
                                                                      --------      -------

    Total assets                                                      $116,108      116,166
                                                                      ========      =======

LIABILITIES
Losses and loss adjustment expenses                                   $ 35,367       36,293
Unearned premiums                                                       19,252       17,691
Funds held by Company                                                      484          748
Supplemental duty deposits                                               2,547        2,669
Accrued expenses and other liabilities                                   5,501        5,409
Notes payable                                                            9.735        9,735
                                                                      --------      -------

    Total liabilities                                                   72,886       72,545
                                                                      --------      -------

Commitments and Contingencies                                               --           --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares; issued and
  outstanding, 7,640,981 shares in 1996 and in 1995                      7,641        7,641
Additional paid-in capital                                              24,104       24,104
Net unrealized loss of foreign currency translation                     (1,170)      (1,179)
Net unrealized gain (loss) on available - for sale securities             (269)         567
Retained earnings                                                       12,916       12,488
                                                                      --------      -------

    Total stockholders' equity                                          43,222       43,621
                                                                      --------      -------
    Total liabilities and stockholders' equity                        $116,108      116,166
                                                                      ========      =======



See  accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)




                                                   Three months ended March 31,
                                                   ----------------------------
                                                        1996        1995
                                                       ------      ------
REVENUES
      Insurance premium income                            $14,740  21,516
      Net investment income                                   990   1,337
      Commission income                                       166     123
      Other income                                              7     190
                                                          -------  ------

          Total                                            15,903  23,166

      LOSSES AND EXPENSES

      Losses and loss adjustment expenses                   7,292  11,531
      Policy acquisition costs                              4,610   5,156
      Other underwriting expenses                           3,013   3,500
      Interest expense                                        217     219
                                                          -------  ------

          Total                                            15,132  20,406

      Operating income                                        771   2,760
                                                          -------  ------

      Income tax expense                                      207     685
                                                          -------  ------

      Net income before equity in net income of investee      564   2,075
      Equity in net income of investee                        552       -
                                                          -------  ------

      Net Income                                          $ 1,116   2,075
                                                          =======  ======

      Average number of shares of common
       stock and equivalents outstanding                    7,663   7,657

      NET INCOME PER SHARE                                $  0.15    0.27
                                                          =======  ======



          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)



                                                                                     Net          Net
                                                                                 Unrealized   Unrealized
                                                                                   (Loss)        Gain
                                                     Number          Additional  On Foreign     (Loss)
                                                       of    Common   Paid-in     Currency        on       Retained  Stockholders'
                                                     Shares  Stock    Capital    Translation  Investments  Earnings     Equity
                                                     ------------------------------------------------------------------------------
Balance at December 31, 1995                          7,641  $7,641      24,104       (1,179)         567    12,488         43,621

Net Income                                               --      --          --           --           --     1,116          1,116
Change in foreign currency translation                   --      --          --            9           --        --              9
Change in unrealized gain (loss) on
equity securities                                        --      --          --           --         (836)       --           (836)
Dividends paid to stockholders                           --      --          --           --           --      (688)          (688)
                                                     ------  ------  ----------  -----------  -----------  --------  -------------

Balance at March 31, 1996                             7,641  $7,641      24,104       (1,170)        (269)   12,916         43,222
                                                     ======  ======  ==========  ===========  ===========  ========  =============

Balance at December 31, 1994                          7,641  $7,641      24,104       (2,002)      (1,546)   11,724         39,921

Net income                                               --      --          --           --           --     2,075          2,075
Change in foreign currency translation                   --      --          --          (59)          --        --            (59)
Change in unrealized gain (loss) on
marketable securities                                    --      --          --           --          796        --            796
Dividends paid to stockholders                           --      --          --           --           --      (688)          (688)
                                                     ------  ------  ----------  -----------  -----------  --------  -------------

Balance at March 31, 1995                             7,641  $7,641      24,104       (2,061)        (750)   13,111         38,008
                                                     ======  ======  ==========  ===========  ===========  ========  =============



          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                              Three months ended March 31,
                                                             ------------------------------
                                                                    1996        1995
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 1,116    2,075
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Realized Gains                                                      (171)     (15)
    Depreciation and amortization                                        185      285
    Amortization of premiums (discounts) on
     investments                                                          32     (268)
    Undistributed earnings of affiliate                                 (552)       -
    Decrease (increase) in premiums receivable                        (2,490)     246
    Decrease (increase) in deferred policy
     acquisition costs                                                  (310)      12
    Decrease (increase) in reinsurance recoverables                      747      (53)
    Change in income tax accounts                                        311      965
    Increase (decrease) in liability for losses and loss
      adjustment expenses                                               (926)   2,730
    Increase (decrease) in unearned premiums                           1,561     (739)
    Increase (decrease) in funds held                                   (265)     574
    Decrease in supplemental duty deposits                              (122)       5
    Other, net                                                           131   (1,773)
                                                                    --------  -------
      Net cash provided from (used in) operating activities             (753)   4,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
  Purchases                                                          (11,333)  (7,051)
  Sales                                                                4,106       65
  Maturities and calls                                                 1,660    3,562
Equity securities:
  Purchases                                                                -     (854)
      Sales                                                              514      967
  Calls                                                                    -        -
Net sales (purchases) of short-term investments                          510   (6,417)
Sale of Kingsway common stock                                            412        -
Purchase of property and equipment, net                                 (366)    (252)
                                                                    --------  -------
      Net cash used in investing activities                           (4,497)  (9,980)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable                                                -      793
Dividends paid to stockholders                                          (688)    (688)
                                                                    --------  -------
      Net cash used in financing activities                             (688)     105
                                                                    --------  -------
Net increase (decrease) in cash and cash equivalents                   5,938   (5,831)
Cash and cash equivalents:
  Beginning of the period                                             16,478   19,011
                                                                    --------  -------
  End of the period                                                  $10,540   13,180
                                                                    ========  =======


See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation

   The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, and December 31, 1995, and the consolidated results of operations and the consolidated cash flows for the three month periods ended March 31, 1996, and 1995.

   The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

   These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the December 31, 1995 Form 10-K filed by the Company.

2. Earnings per Share

   Earnings per share are computed based on the weighted average number of shares outstanding which includes common stock equivalents (if dilutive) relating to outstanding options.

   The Company's common stock at March 31, 1996, consists of 7.6 million shares outstanding $1.00 par value per share. The Company also has 191 thousand outstanding stock options.

3. Long Term Debt

   The Company's $10.0 million bank line of credit had an outstanding balance amounting to $9.7 million at March 31, 1996 and December 31, 1995.

                       Kingsway Financial Services, Inc.
                          Summary Statement of Income
                                 (in thousands)
                                  (unaudited)





                                            Three months ended March 31,
                                           ------------------------------
                                                     1996    1995
                                                    -------  -----
                   REVENUES:
                       Net premiums earned          $11,453  7,580
                       Other revenues                 1,177    642
                                                    -------  -----
                       Total revenues                12,630  8,222

                   EXPENSES:
                       Claims incurred                7,409  5,203
                       Other expenses                 3,352  2,305
                                                    -------  -----
                       Total expenses                10,761  7,508


                   Income before income taxes         1,869    714

                   Income taxes                         704    322
                                                    -------  -----

                   NET INCOME                       $ 1,165    392
                                                    =======  =====

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

OPERATING RESULTS

Beginning in December 1995, the Company sold 660,000 shares of Kingsway Financial Services Inc. stock and Kingsway sold additional shares to raise capital. As a result, Kingsway is no longer a wholly owned subsidiary and its results of operations and financial position are not consolidated at March 31, 1996. Prior year amounts have not been restated and include Kingsway on a consolidated basis.

Consolidated earned premium for the first quarter of 1996 decreased 31.5% to $14.7 million compared to a 37.4% increase to $21.5 million for the comparable period in 1995. Included in the results for 1995 is $7.6 million relating to Kingsway. Earned premium for U.S. and U.K. operations increased $805 thousand or 5.8% in the first quarter of 1996 as compared to a 38.2% increase to $13.9 million for first quarter 1995.

Consolidated net investment income for the first quarter of 1996 declined 26.0% to $990 thousand as compared to a 16.3% increase to $1.3 million for the first quarter of 1995. Included in the results for 1995 is $499 thousand relating to Kingsway. Net investment income from U.S. and U.K. operations increased $101 thousand or 11.4% in the first quarter of 1996 over 1995. This increase is attributable to the higher average invested balances in the three month period ended March 31, 1996 compared to the comparable period in 1995.

Consolidated other income declined 96.3% to $7 thousand in the first quarter as compared to a decrease of 37.1% to $190 thousand in the first quarter of 1995. Included in the 1995 results is $142 thousand of premium financing income relating to Kingsway.

Consolidated losses and loss adjustment expenses for the first quarter of 1996 declined 36.8% to $7.3 million as compared to an increase of 32.0% to $11.5 million for the first quarter of 1995. The 1995 results include $5.2 million relating to Kingsway. Losses and loss adjustment expenses for U.S. and U.K. operations for first quarter 1996 increased $964 thousand or 15.2%. This increase is a result of using more conservative loss ratios.

Consolidated policy acquisition costs for the first quarter of 1996 decreased $546 thousand or 10.6% as compared to an increase of $540 thousand or 11.7% for the comparable period of 1995. Included in the results for 1995 is $1.3 million relating to Kingsway. U.S. and U.K. policy acquisition costs increased $734 thousand to $4.6 million in the first quarter of 1996. This increase is attributable to increased premium volume and a lower deferral rate due to the more conservative loss ratios.

Consolidated other underwriting expenses decreased 13.9% to $3.0 million in the first quarter of 1996. This compares to an increase of 20.1% in the first quarter of 1995. The 1995 results include $959 thousand relating to Kingsway. U.S. and U.K. other underwriting expenses increased $498 thousand during the three month period ended March 31, 1996. This increase is consistent with the increase in premium volume.

Consolidated net income for the first quarter of 1996 decreased 46.2% to $1.1 million . This compares to an increase of 141.4% to $2.1 million in the first quarter of 1995. Earnings per share were $0.15 for the first quarter of 1996 as compared to $0.27 for the first quarter of 1995. There were 7.7 million shares outstanding for both periods for purposes of computing net income per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at March 31, 1996 remain unchanged from December 31, 1995 at $116 million. Stockholders' equity has decreased slightly to $43.2 million during the first quarter of 1996 from the $43.6 million at December 31, 1995. The net income from operations was more than offset by the decrease in the investment portfolio and the dividend payment. The Company declared and paid a dividend of $0.09 per share on March 15, 1996 to holders of record as of March 13, 1996.

The Company's operations generated cash flow of ($753 thousand) and $4.0 million for the three month periods ended March 31, 1996 and 1995, respectively. To supplement existing working capital, the Company utilizes a bank line of credit of $10.0 million. This line is used to fund expansion and for general corporate purposes.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the three month periods ended March 31, 1996 and 1995. It also sets forth the percentage of total premium for each period as well as the combined ratios by line and in the aggregate for the Company.

U.S. AND U.K. OPERATIONS


                                                                                                   OTHER
                                    BOND                MARINE                E&O           PROPERTY & CASUALTY        TOTAL
                              Earned    Combined    Earned    Combined  Earned   Combined    Earned     Combined   Earned   Combined
                              Premium    Ratio     Premium     Ratio    Premium   Ratio     Premium      Ratio     Premium   Ratio
Three months ended March 31,
            1996              $ 6,756      87.2     $ 6,151     110.7   $  733     155.4      $1,100       125.3  $14,740     103.2
            1995                6,199      83.0       5,586      95.8      917      94.9       1,233        90.1   13,935      89.6
Year ended December 31,
            1995              $24,700      83.5     $20,808     124.7   $3,069     160.3      $5,498       146.8  $54,075     110.2
            1994               23,019      80.4      14,996     114.2    2,377     195.4       3,362       106.3   43,754     100.2
            1993               19,739     104.4      12,154      90.8    1,681     169.8         772       141.5   34,346     103.6
            1992               17,720     102.3      10,773      80.9    2,090     126.8         566       163.7   31,149      97.7
            1991               15,415      92.2       8,062      92.2    2,284     161.2         117        44.4   25,878      98.1

Net earned premium on the Company's U.S. and U.K. operations for the first three months of 1996 has increased $805 thousand or 5.8% over the comparable period in 1995. Marine earned premium tallied the largest increase at $565 thousand, followed by bond earned premium at $557 thousand. Professional liability and other property and casualty earned premium together decreased $317 thousand. Management attributes the decrease to the effects of rate adjustments and closer underwriting.

The combined ratios for all lines of business have increased in the first quarter of 1996 over the same period for 1995. The combined ratio increases as more conservative loss ratios are used and as limitations are placed on the deferral of certain underwriting expenses.

                         PART II  -  OTHER INFORMATION



Item 1. Legal Proceedings - There have been no material developments in the legal proceedings addressed in the Company's Form 10-K or new legal proceedings during the fiscal quarter covered by this report on form 10-Q.

Item 2.    Changes in Securities - Not Applicable.

Item 3.    Defaults Upon Senior Securities - Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable.

Item 5.    Other Information - Not Applicable.

Item 6(a) Exhibits - See Exhibit Index immediately following the signature page.

Item 6(b) Reports on Form 8-K - The Company filed a Form 8-K dated January 2, 1996 reporting its sale of Kingsway shares pursuant to Item 5 therein.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1996.


                                      INTERCARGO CORPORATION
                                      (Registrant)

                                 By:  /s/ James R. Zuhlke
                                      --------------------------------------
                                      James R. Zuhlke
                                      Chairman of the Board
                                      President and Chief Executive Officer



                                 By:  /s/ Lawrence P. Goecking
                                      --------------------------------------
                                      Lawrence P. Goecking
                                      Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX


10 Employment agreement between the Company and Robert S. Kielbas dated February 16, 1996.

11   Computation of Earnings per share.

27   Financial Data Schedule