Form 10-Q
period 1996-06-30
INTERCARGO CORP
filed 1996-08-12
CIK 815787

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.20549
                              ____________________




                                   FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 X   For the quarterly period ended June 30, 1996
- ---
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934


                         Commission File Number 0-16748
                         ------------------------------

                             INTERCARGO CORPORATION
             (Exact name of registrant as specified in its charter)




            DELAWARE                                          36-3414667
  (State or other jurisdiction                              (IRS Employer
         of incorporation)                                Identification No.)


        1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
              (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                            -----    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



          Class                           Outstanding at August 12, 1996
- --------------------------                ------------------------------
Common Stock, $1 par value                       7,640,981 shares

                             INTERCARGO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX





                                                                                   PAGE
                                                                                  NUMBER


PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements
            Consolidated Balance Sheets at June 30, 1996
            (unaudited) and December 31, 1995                                        3

            Consolidated Statements of Income for the three month
            and six month periods ended June 30, 1996 (unaudited)
            and June 30, 1995 (unaudited)                                            4

            Consolidated Statements of Stockholders' Equity
            for the six months ended June 30, 1996 (unaudited)
            and June 30, 1995 (unaudited)                                            5

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1996 (unaudited) and
            June 30, 1995 (unaudited)                                                6

            Notes to Consolidated Financial Statements (unaudited)                   7

            Summary Statements of Income of Kingsway Financial Services,
            Inc. for the three month and six month periods ended June 30, 1996
            (unaudited) and June 30, 1995 (unaudited)                                8

  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Position                                        9

PART II.    OTHER INFORMATION                                                       13

   SIGNATURES                                                                       14

   EXHIBITS                                                                         15




                    INTERCARGO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       June 30,      December 31,
                                                                         1996          1995
                                                                       ----------    ------------
                                                                       (unaudited)

ASSETS
Investments
  Fixed maturities at fair value                                       $48,580           44,769
  Equity securities at fair value                                        2,791            3,474
  Investee at cost plus cumulative undistributed earnings               13,259           11,898
                                                                      --------          -------

    Total investments                                                   64,630           60,141

Cash and cash equivalents                                                8,368           16,478
Premiums receivable                                                     19,436           14,920
Accrued investment income                                                  812              804
Deferred policy acquisition costs                                        5,351            4,898
Reinsurance recoverable on loss and loss expense:
  Paid claims                                                            3,170            1,192
  Unpaid claims                                                          4,279            2,964
Prepaid reinsurance premiums                                             2,137            2,089
Notes receivable                                                           275              349
Income tax recoverable                                                     279            1,092
Deferred income tax                                                      1,563              822
Equipment, at cost less accumulated depreciation                         2,324            1,738
Goodwill                                                                 2,326            2,468
Other assets                                                             6,238            6,211
                                                                      --------          -------

    Total assets                                                      $121,188          116,166
                                                                      ========          =======

LIABILITIES
Losses and loss adjustment expenses                                    $37,167           36,293
Unearned premiums                                                       19,850           17,691
Funds held by Company                                                      650              748
Supplemental duty deposits                                               2,464            2,669
Accrued expenses and other liabilities                                   6,666            5,409
Notes payable                                                            9,735            9,735
                                                                      --------          -------

    Total liabilities                                                   76,532           72,545
                                                                      --------          -------

Commitments and Contingencies                                                -                -

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares; issued and
  outstanding, 7,640,981 shares in 1996 and in 1995                      7,641            7,641
Additional paid-in capital                                              24,104           24,104
Net unrealized loss of foreign currency translation                     (1,159)          (1,179)
Net unrealized gain (loss) on securities                                  (600)             567
Retained earnings                                                       14,670           12,488
                                                                      --------          -------

    Total stockholders' equity                                          44,656           43,621
                                                                      --------          -------
    Total liabilities and stockholders' equity                        $121,188          116,166
                                                                      ========          =======



See  accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)






                                                    Three months ended June 30,     Six months ended June 30,
                                                    ------------------------------  ----------------------------
                                                           1996             1995          1996            1995
                                                           -----            -----         -----           -----

REVENUES
Insurance premium income                                   $16,590          22,101        $31,330         43,617
Net investment income                                          998           1,710          1,988          3,047
Commission income                                              219             118            386            242
Other income                                                    89             197             95            387
                                                    --------------  --------------  -------------  -------------

    Total                                                   17,896          24,126         33,799         47,293

LOSSES AND EXPENSES
Losses and loss adjustment expenses                          8,760          11,676         16,052         23,207
Policy acquisition costs                                     4,087           4,813          8,697          9,969
Other underwriting expenses                                  3,881           4,032          6,894          7,532
Interest expense                                               125             195            342            414
                                                    --------------  --------------  -------------  -------------

    Total                                                   16,853          20,716         31,985         41,122
                                                    --------------  --------------  -------------  -------------

Operating income                                             1,043           3,410          1,814          6,171

Income tax expense                                             397           1,335            604          2,021
                                                    --------------  --------------  -------------  -------------

Net income before equity in net income of investee             646           2,075          1,210          4,150
Equity in net income of investee                             1,108               -          1,660              -
                                                    --------------  --------------  -------------  -------------

NET INCOME                                                  $1,754           2,075         $2,870          4,150
                                                    ==============  ==============  =============  =============

Average number of shares of common stock
outstanding                                                  7,661           7,667          7,662          7,663

Net income per share                                         $0.23            0.27          $0.37           0.54
                                                    ==============  ==============  =============  =============




          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                Net          Net
                                                                            Unrealized   Unrealized
                                                                              (Loss)        Gain
                                               Numbers          Additional  On Foreign     (Loss)
                                                  Of    Common   Paid-in     Currency        on         Retained     Stockholders'
                                                Shares  Stock    Capital      Translation  Investments  Earnings       Equity
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1995                     7,641  $7,641      24,104       (1,179)         567    12,488         43,621

Net Income                                          --      --          --           --           --     2,870          2,870
Change in foreign currency translation              --      --          --           20           --        --             20
Change in unrealized gain (loss) on
 securities                                         --      --          --           --       (1,167)       --         (1,167)
Dividends paid to stockholders                      --      --          --           --           --      (688)          (688)
                                                ------  ------  ----------  -----------  -----------  --------  -------------

Balance at June 30, 1996                         7,641  $7,641      24,104       (1,159)        (600)   14,670         44,656
                                                ======  ======  ==========  ===========  ===========  ========  =============

Balance at December 31, 1994                     7,641  $7,641      24,104       (2,002)      (1,546)   11,724         39,921

Net income                                          --      --          --           --           --     4,150          4,150
Change in foreign currency translation              --      --          --          290           --        --            290
Change in unrealized gain (loss) on
 securities                                         --      --          --           --        1,567        --          1,567
Dividends paid to stockholders                      --      --          --           --           --      (688)          (688)
                                                ------  ------  ----------  -----------  -----------  --------  -------------

Balance at June 30, 1995                         7,641  $7,641      24,104       (1,712)          21    15,186         45,240
                                                ======  ======  ==========  ===========  ===========  ========  =============



          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                Six Months ended June 30,
                                                         ----------------------------------------
                                                                   1996       1995
                                                                   ----       ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $2,870     4,150
Adjustments to reconcile net income to net cash provided from operating activities:
    Realized Gains                                                      (55)     (158)
    Depreciation and amortization                                       770       526
    Amortization of premiums (discounts) on investments                  53      (623)
    Undistributed earnings of affiliate                              (1,660)         -
    Increase in premiums receivable                                  (4,516)   (4,157)
    Increase in deferred policy acquisition costs                      (453)     (850)
    Increase in reinsurance recoverables                             (3,341)     (394)
    Change in income tax accounts                                       673      (195)
    Increase in liability for losses and loss
      adjustment expenses                                               874     6,318
    Increase in unearned premiums                                     2,159     2,892
    Increase (decrease) in funds held                                   (98)      112
    Decrease in supplemental duty deposits                             (205)      (43)
    Increase (decrease) in accrued expenses and other liabilities     1,257      (869)
    Other, net                                                          (43)     (307)
                                                                   --------  --------
      Net cash provided from (used in) operating activities          (1,715)    6,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
  Purchases                                                         (17,740)  (15,031)
  Sales                                                               8,970     3,339
  Maturities and calls                                                2,908     8,553
Equity securities:
  Purchases                                                            (100)   (1,894)
  Sales                                                                 671     3,317
Net sales (purchases) of short-term investments                         510      (659)
Sale of Kingsway common stock                                           412         -
Purchase of property and equipment, net                              (1,338)     (669)
                                                                    --------  --------
      Net cash used in investing activities                          (5,707)   (3,044)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable                                               -       749
Dividends paid to stockholders                                         (688)     (688)
                                                                    --------  --------
      Net cash used in financing activities                            (688)       61
                                                                    --------  --------
Net increase (decrease) in cash and cash equivalents                 (8,110)    3,419
Cash and cash equivalents:
  Beginning of the period                                            16,478    19,011
                                                                   --------  --------
  End of the period                                                  $8,368    22,430
                                                                   --------  --------


See  accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

  The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996, and December 31, 1995, and the consolidated results of operations and the consolidated cash flows for the six month periods ended June 30, 1996, and 1995.

  Beginning in December 1995, the Company sold 660,000 shares of Kingsway Financial Services Inc. stock to raise capital for planned expansion. As a result, Kingsway is no longer a majority owned subsidiary and is accounted for using the equity method. Accordingly, its results of operations and financial position are not consolidated with Intercargo at June 30, 1996. Amounts at June 30, 1995 have not been restated and include Kingsway on a consolidated basis.

  The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

  The Company's common stock at June 30, 1996 consists of approximately 7.7 million shares outstanding $1.00 par value per share. The Company also has outstanding stock options to purchase in the aggregate 191 thousand shares of common stock.

3.   Long Term Debt

  The Company's bank line of credit has been increased from $10 million at December 31, 1995 to $15 million at June 30, 1996 in conjunction with changing to a LIBOR based interest rate structure. The amount outstanding under the bank line of credit was approximately $9.7 million at June 30, 1996 and December 31, 1995.

                       Kingsway Financial Services, Inc.
                          Summary Statements of Income
                                 (in thousands)
                                  (unaudited)







                            Three months ended June 30,     Six months ended June 30,
                            ------------------------------  ----------------------------
                                      1996            1995           1996           1995
                            --------------  --------------  -------------  -------------
REVENUES:
    Net premiums earned            $20,051           8,105         31,504         15,685
    Other revenues                   1,467             943          2,644          1,584
                            --------------  --------------  -------------  -------------
    Total revenues                  21,518           9,048         34,148         17,269

EXPENSES:
    Claims incurred                 12,257           5,033         19,666         10,235
    Other expenses                   6,047           2,366          9,399          4,671
                            --------------  --------------  -------------  -------------
    Total expenses                  18,304           7,399         29,065         14,906


Income before income taxes           3,214           1,649          5,083          2,363

Income taxes                           858             737          1,562          1,059
                            --------------  --------------  -------------  -------------

NET INCOME                          $2,356             912          3,521          1,304
                            ==============  ==============  =============  =============

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

OPERATING RESULTS

In December 1995, Kingsway Financial Services, Inc. undertook an initial public offering on the Toronto Stock Exchange to raise capital for planned growth. Intercargo participated in the offering by selling 660,000 shares to fund expansion of its U.S. operations and entry into Hong Kong. As a result, Kingsway is no longer a majority owned subsidiary and is accounted for using the equity method. Accordingly, its results of operations and financial position are not consolidated at June 30, 1996. Amounts at June 30, 1995 have not been restated and include Kingsway on a consolidated basis. However, the following discussion compares the revenues and expenses of the Company exclusive of Kingsway, except as specifically noted.

Earned premium for U.S. and U.K. operations increased $3.4 million or 12.1% in the first half of 1996 as compared to a 37.8% increase to $27.9 million for first half of 1995. Included in the current quarter's earned premium is $1.6 million of returned premium representing redundancies in off balance sheet loss reserves maintained by reinsurers which were recaptured pursuant to a restructing of the Customs bond treaty. Consolidated earned premium for the first six months of 1996 decreased 28.2% to $31.3 million compared to a 31.4% increase to $43.6 million for the comparable period in 1995. Included in the earned premium for 1995 is $15.7 million relating to Kingsway.

Net investment income from U.S. and U.K. operations increased $74 thousand or 4.0% in the first half of 1996 over 1995. Consolidated net investment income for the first six months of 1996 declined 34.8% to $2.0 million as compared to a 43.4% increase to $3.0 million for the first six months of 1995. Included in the 1995 net investment income is $1.3 million relating to Kingsway.

Consolidated other income from U.S. and U.K. operations remained unchanged from the first six months of 1995 to 1996. Including Kingsway for 1995, consolidated other income declined 75.4% to $95 thousand in the first six months of 1996 as compared to a decrease of 36.6% to $387 thousand in the first half of 1995. Included in the other income for 1995 is $291 thousand of premium financing income relating to Kingsway.

Losses and loss adjustment expenses for U.S. and U.K. operations for first six months of 1996 increased $3.6 million or 27.7%. During the current quarter, the Company strengthened the marine loss reserves $1.0 million as prior year development has exceeded expected levels. The remainder of the increase is a result of using more conservative loss ratios across all lines of business. Consolidated loss and loss adjustment expenses for the first half of 1996 declined 30.8% to $16.1 million as compared to an increase of 28.6% to $23.2 million for the first half of 1995. The 1995 loss and loss adjustment expenses include $10.2 million relating to Kingsway.

U.S. and U.K. policy acquisition costs increased $1.4 million to $8.7 million in the first half of 1996. This increase is attributable to increased premium volume and a lower deferral rate due to the more conservative loss ratios. Consolidated policy acquisition costs for the six months of 1996 decreased $1.3 million or 12.8% as compared to an increase of $2.4 million or 31.8% for the comparable period of 1995. Included in the policy acquisition costs for 1995 is $2.8 million relating to Kingsway.

U.S. and U.K. other underwriting expenses increased $673 thousand during the six month period ended June 30, 1996. This increase is consistent with the increase in premium volume. Consolidated other underwriting expenses decreased 8.5% to $6.9 million in the first half of 1996. This compares to a decrease of $703 thousand in the first half of 1995. The 1995 other underwriting expenses include $1.9 million relating to Kingsway.

Consolidated net income for the first half of 1996, including our pro rata share of Kingsway's earnings, decreased 30.8% to $2.9 million . This compares to an increase of 196.6% to $4.2 million in the first half of 1995. Earnings per share were $0.37 for the first six months of 1996 as compared to $0.54 for the first six months of 1995. There were approximately 7.7 million shares outstanding for both periods for purposes of computing net income per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at June 30, 1996 increased to $121.2 million from $116.2 million at December 31, 1995. Stockholders' equity has increased to $44.7 million during the first six months of 1996 from the $43.6 million at December 31, 1995. The net income from operations exceeded the decrease in the market value of the investment portfolio and the dividend payment. The Company declared and paid a dividend of $0.09 per share on March 15, 1996 to holders of record as of March 13, 1996.

The Company generated cash flow from operations of ($1.7 million) and $6.4 million for the six month periods ended June 30, 1996 and 1995, respectively. The Company utilizes a bank line of credit of $15.0 million to supplement existing working capital. This line is used to fund expansion and for general corporate purposes.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the six month periods ended June 30, 1996 and 1995. It also sets forth the percentage of total premium for each period as well as the combined ratios by line and in the aggregate for the Company. The operations of the Company's Hong Kong insurance company began in the latter half of the second quarter of 1996 and have not been included in the table.

U.S. AND U.K. OPERATIONS


                                                                                               OTHER
                                BOND                 MARINE                E&O           PROPERTY & CASUALTY        TOTAL
                           Earned   Combined    Earned    Combined  Earned   Combined    Earned     Combined   Earned   Combined
                           Premium   Ratio     Premium     Ratio    Premium   Ratio     Premium      Ratio     Premium   Ratio
Six months ended June 30,
          1996             $13,785      77.8     $13,201     117.7   $1,941     133.3      $2,395       143.7  $31,322     103.1
          1995              12,408      82.8      11,087     102.7    1,957      98.9       2,480       106.1   27,932      93.9
Year ended December 31,
          1995             $24,700      83.5     $20,808     124.7   $3,069     160.3      $5,498       146.8  $54,075     110.2
          1994              23,019      80.4      14,996     114.2    2,377     195.4       3,362       106.3   43,754     100.2
          1993              19,739     106.5      12,154      85.8    1,681     175.2         772       156.2   34,346     103.6
          1992              17,720     105.8      10,773      74.3    2,090     131.5         566       165.2   31,149      97.7
          1991              15,415      93.6       8,062      86.9    2,284     157.6         117       127.4   25,878      97.3

Net earned premium on the Company's U.S. and U.K. operations for the first six months of 1996 has increased $3.4 million or 12.1% over the comparable period in 1995. Marine earned premium tallied the largest increase at $2.1 million. Bond earned premium increased $1.4 million, though included in this increase is $1.6 million of returned premium from restructuring the Customs bond reinsurance treaty. Professional liability and other property and casualty earned premium remained substantially unchanged from prior year levels.

Excluding the effect of the $1.6 million returned premium, the combined ratios for all lines of business have increased in the six months of 1996 over the same period for 1995. The combined ratio increases as more conservative loss ratios are used and as limitations are placed on the deferral of certain underwriting expenses.

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

Item 2.  Changes in Securities - Not Applicable.


Item 3.  Defaults Upon Senior Securities - Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders




           (a) The Company's Annual Meeting of Stockholders was held on May 17, 1996.

           (b) Not applicable

           (c) At said Annual Meeting, stockholders voted on the election of Class 3 directors. The stockholders elected all members of the management slate in an uncontested election.



                Director                        Votes For       Votes Against or Withheld
                Robert B. Sanborn               6,206,436        270,089
                Arthur J. Fritz, Jr.            6,206,436        270,089
                Arthur L. Litman                6,206,436        270,089

                The offices of the following directors continue in force:

                Albert J. Gallegos
                Kenneth A. Bodenstein
                James R. Zuhlke
                Michael L. Sklar


Item 5.    Other Information


           On June 5, 1996, a payment of $50,070.74 was made to Gary
           Bhojwani, President of International Advisory Services, Inc., as a final payment under a commission agreement which was in effect prior to his becoming an executive officer of the Company. A comparable amount was accrued in 1995 pending a final accounting determination. That amount is in addition to the amount shown on the Company's Summary Compensation Table of the Proxy Statement.

Item 6(a) Exhibits - See Exhibit Index immediately following the signature page.


Item 6(b)  Reports on Form 8-K - Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1996




                                             (Registrant) INTERCARGO CORPORATION



                                        By:  /s/ James R. Zuhlke
                                           -------------------------------------
                                             James R. Zuhlke
                                             Chairman of the Board
                                             President and Chief Executive
                                             Officer


                                        By:  /s/ Ben M. Llaneta
                                        ----------------------------------------
                                             Ben M. Llaneta
                                             Assistant Secretary

                                 EXHIBIT INDEX


11.0 Computation of Earnings per share.