Form 10-Q
period 1996-09-30
INTERCARGO CORP
filed 1996-11-14
CIK 815787

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.   20549
                            _____________________




                                   FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 X   For the quarterly period ended September 30, 1996
---
                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---

                       Commission File Number 0-16748
                       ------------------------------

                           INTERCARGO CORPORATION
           (Exact name of registrant as specified in its charter)




             DELAWARE                                       36-3414667
        (State or other jurisdiction                    (IRS Employer
         of incorporation)                              Identification No.)


       1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
            (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                         Outstanding at November 14, 1996
--------------------------              --------------------------------
Common Stock, $1 par value                      7,648,981 shares

                           INTERCARGO CORPORATION

                                  FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                    INDEX



                                                                                         PAGE
PART I.         FINANCIAL INFORMATION                                                   NUMBER
  Item 1.       Financial Statements
                Consolidated Balance Sheets at September 30, 1996
                (unaudited) and December 31, 1995                                          3

                Consolidated Statements of Income for the three month
                and nine month periods ended September 30, 1996 (unaudited)
                and September 30, 1995 (unaudited)                                         4

                Consolidated Statements of Stockholders' Equity
                for the nine months ended September 30, 1996 (unaudited)
                and September 30, 1995 (unaudited)                                         5

                Consolidated Statements of Cash Flows for the nine
                months ended September 30, 1996 (unaudited) and
                September 30, 1995 (unaudited)                                             6

                Notes to Consolidated Financial Statements (unaudited)                     7

                Summary Statements of Income of Kingsway Financial Services,
                Inc. for the three month and nine month periods ended September 30, 1996
                (unaudited) and September 30, 1995 (unaudited)                             8

  Item 2.       Management's Discussion and Analysis of Results of
                Operations and Financial Position                                          9

PART II.        OTHER INFORMATION                                                         12

  SIGNATURES                                                                              13

  EXHIBITS                                                                                14

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      September 30,  December 31,
                                                                          1996           1995
                                                                      -------------  ------------
                                                                       (unaudited)


ASSETS
Investments
  Fixed maturities at fair value                                         $ 48,798        $ 44,769
  Equity securities at fair value                                           1,804           3,474
  Investee at cost plus cumulative undistributed earnings                  14,067          11,898
                                                                         --------        --------

    Total investments                                                      64,669          60,141

Cash and cash equivalents                                                  10,600          16,478
Premiums receivable                                                        21,630          14,920
Accrued investment income                                                     804             804
Deferred policy acquisition costs                                           4,643           4,898
Reinsurance recoverable on loss and loss expense:
  Paid claims                                                               3,354           1,192
  Unpaid claims                                                             3,504           2,964
Prepaid reinsurance premiums                                                2,921           2,089
Notes receivable                                                              252             349
Income tax recoverable                                                        385           1,092
Deferred income tax                                                         1,625             822
Equipment, at cost less accumulated depreciation                            2,419           1,738
Goodwill                                                                    2,303           2,468
Other assets                                                                5,720           6,211
                                                                         --------        --------

    Total assets                                                         $124,829        $116,166
                                                                         ========        ========

LIABILITIES
Losses and loss adjustment expenses                                      $ 38,103        $ 36,293
Unearned premiums                                                          19,505          17,691
Funds held by Company                                                         588             748
Supplemental duty deposits                                                  2,372           2,669
Accrued expenses and other liabilities                                      9,581           5,409
Notes payable                                                               9.735           9,735
                                                                         --------        --------

    Total liabilities                                                      79,884          72,545
                                                                         --------        --------

Commitments and Contingencies                                                  --              --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares; issued and
  outstanding, 7,648,981 shares in 1996 and 7,640,981 shares in 1995        7,649           7,641
Additional paid-in capital                                                 24,136          24,104
Net unrealized loss on foreign currency translation                       (1,156)         (1,179)
Net unrealized gain (loss) on available-for-sale securities                 (337)             567
Retained earnings                                                          14,653          12,488
                                                                         --------        --------

    Total stockholders' equity                                             44,945          43,621
                                                                         --------        --------
    Total liabilities and stockholders' equity                           $124,829        $116,166
                                                                         ========        ========



See  accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)



                                                    Three months ended September 30,    Nine months ended September 30,
                                                    --------------------------------    -------------------------------
                                                        1996                  1995            1996             1995
                                                        ----                  ----            ----             ----

REVENUES
Insurance premium income                             $13,365               $20,908         $44,696          $64,526
Net investment income                                    797                 1,453           2,784            4,501
Commission income                                        133                    95             519              336
Other income                                              39                   647             134            1,033
                                                     -------               -------         -------          -------

    Total                                             14,334                23,103          48,133           70,396

LOSSES AND EXPENSES
Losses and loss adjustment expenses                    7,062                11,936          23,114           35,143
Policy acquisition costs                               4,342                 4,989          13,039           14,958
Other underwriting expenses                            3,106                 3,783          10,001           11,315
Interest expense                                         161                   291             503              705
                                                     -------               -------         -------          -------

    Total                                             14,671                20,999          46,657           62,121
                                                     -------               -------         -------          -------

Operating income                                        (337)                2,104           1,476            8,275

Income tax expense                                      (199)                  476             404            2,497
                                                     -------               -------         -------          -------

Net income before equity in net income of investee      (138)                1,628           1,072            5,778
Equity in net income of investee                         809                     -           2,469                -
                                                     -------               -------         -------          -------

NET INCOME                                           $   671               $ 1,628         $ 3,541          $ 5,778
                                                     =======               =======         =======          =======

Average number of shares of common stock
outstanding                                            7,658                 7,673           7,658            7,666

Net income per share                                 $  0.09               $  0.21         $  0.46          $  0.75
                                                     =======               =======         =======          =======




         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                 (unaudited)











                                                                                                                          Net
                                                                                                                      Unrealized
                                                                                                                        (Loss)
                                                                                                Additional            On Foreign
                                                           Number of           Common            Paid-in               Currency
                                                            Shares             Stock             Capital              Translation
                                                           -----------------------------------------------------------------------

Balance at December 31, 1995                                 7,641             $7,641            $24,104                $(1,179)

Net Income                                                      --                 --                 --                      --
Change in foreign currency translation                          --                 --                 --                      23
Change in unrealized gain (loss) on equity securities           --                 --                 --                      --
Stock Options Exercised                                          8                  8                 32                      --
Dividends paid to stockholders                                  --                 --                 --                      --
                                                            ------             ------            -------                --------

Balance at September 30, 1996                                7,649             $7,649            $24,136                $(1,156)
                                                            ======             ======            =======                ========

Balance at December 31, 1994                                 7,641             $7,641            $24,104                $(2,002)

Net income                                                      --                 --                 --                      --
Change in foreign currency translation                          --                 --                 --                     642
Change in unrealized gain (loss) on marketable securities       --                 --                 --                      --
Dividends paid to stockholders                                  --                 --                 --                      --
                                                            ------             ------            -------                --------

Balance at September 30, 1995                                7,641             $7,641            $24,104                $(1,360)
                                                            ======             ======            =======                ========


                                                               Net
                                                           Unrealized
                                                           Gain (Loss)
                                                               on              Retained         Stockholders'
                                                           Investments         Earnings            Equity
                                                           --------------------------------------------------
Balance at December 31, 1995                               $   567            $12,488            $43,621

Net Income                                                      --              3,541              3,541
Change in foreign currency translation                          --                 --                 23
Change in unrealized gain (loss) on equity securities         (904)                --              (904)
Stock Options Exercised                                         --                 --                 40
Dividends paid to stockholders                                  --             (1,376)            (1,376)
                                                           -------            -------            -------

Balance at September 30, 1996                              $  (337)           $14,653            $44,945
                                                           =======            =======            =======

Balance at December 31, 1994                               $(1,546)           $11,724            $39,921

Net income                                                      --              5,778              5,778
Change in foreign currency translation                          --                 --                642
Change in unrealized gain (loss) on marketable securities    1,415                 --              1,415
Dividends paid to stockholders                                  --             (1,376)            (1,376)
                                                           -------            -------            -------

Balance at September 30, 1995                              $  (131)           $16,126            $46,380
                                                           ========            =======            =======



         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)

                                                                                   Nine months ended September 30,
                                                                                -------------------------------------
                                                                                   1996                    1995
                                                                                -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  3,541                $ 5,778
Adjustments to reconcile net income to net cash provided from operating activities:
    Realized Gains                                                                   (30)                  (140)
    Depreciation and amortization                                                  1,052                    815
    Amortization of premiums (discounts) on investments                               73                   (867)
    Undistributed earnings of affiliate                                           (2,469)                     -
    Increase in premiums receivable                                               (6,710)                (5,764)
    Increase in deferred policy acquisition costs                                    255                 (1,694)
    Increase in reinsurance recoverables                                          (3,533)                  (762)
    Change in income tax accounts                                                    707                   (156)
    Increase in liability for losses and loss
      adjustment expenses                                                          1,810                  7,537
    Increase in unearned premiums                                                  1,814                  6,086
    Increase (decrease) in funds held                                               (160)                   311
    Decrease in supplemental duty deposits                                          (297)                  (383)
    Increase (decrease) in accrued expenses and other liabilities                  4,173                 (2,172)
    Other, net                                                                       135                 (1,891)
                                                                                --------                -------
      Net cash provided from (used in) operating activities                          361                  6,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
  Purchases                                                                      (21,983)               (15,640)
  Sales                                                                           12,730                  8,693
  Maturities and calls                                                             3,443                  5,779
Equity securities:
  Purchases                                                                         (100)                (2,179)
      Sales                                                                        1,745                  4,776
Net sales (purchases) of short-term investments                                      510                 (1,371)
Sale of Kingsway common stock                                                        412                      -
Purchase of property and equipment, net                                           (1,660)                (1,463)
                                                                                --------                -------
      Net cash used in investing activities                                       (4,903)                (1,405)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable                                                            -                  1,099
Proceeds from exercise of stock options                                               40                      -
Dividends paid to stockholders                                                    (1,376)                (1,375)
                                                                                --------                -------
      Net cash used in financing activities                                       (1,336)                  (276)
                                                                                --------                -------
Net increase (decrease) in cash and cash equivalents                              (5,878)                 5,017
Cash and cash equivalents:
  Beginning of the period                                                         16,478                 19,011
                                                                                --------                -------
  End of the period                                                             $ 10,600                $24,028
                                                                                ========                =======


See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1996, and December 31, 1995, and the consolidated results of operations and the consolidated cash flows for the nine month periods ended September 30, 1996, and 1995.

     Beginning in December 1995, the Company sold 660,000 shares of Kingsway Financial Services Inc. stock to raise capital for planned expansion. As a result, Kingsway is no longer a majority owned subsidiary and is accounted for using the equity method. Accordingly, its results of operations and financial position are not consolidated with Intercargo at September 30, 1996. Amounts at September 30, 1995 have not been restated and include Kingsway on a consolidated basis.

     The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     The Company's common stock at September 30, 1996 consists of approximately
     7.7 million shares outstanding $1.00 par value per share. The Company also has outstanding stock options to purchase in the aggregate 174 thousand shares of common stock.

3.   Long Term Debt

     The Company's bank line of credit has been increased from $10 million at December 31, 1995 to $15 million at September 30, 1996 in conjunction with changing to a LIBOR based interest rate structure. The amount outstanding under the bank line of credit was approximately $9.7 million at September 30, 1996 and December 31, 1995.

                      Kingsway Financial Services, Inc.
                         Summary Statements of Income
                                (in thousands)
                                 (unaudited)




                            Three months ended September 30,    Nine months ended September 30,
                            ----------------------------------  ----------------------------------
                               1996                  1995             1996                 1995
                               ----                  ----             ----                 ----
REVENUES:
    Net premiums earned     $22,654                $8,544          $54,158              $24,230
    Other revenues            1,665                 1,155            4,309                2,739
                            -------                ------          -------              -------
    Total revenues           24,319                 9,699           58,467               26,969

EXPENSES:
    Claims incurred          14,650                 5,863           34,316               16,098
    Other expenses            6,439                 2,827           15,838                7,499
                            -------                ------          -------              -------
    Total expenses           21,089                 8,690           50,154               23,597


Income before income taxes    3,230                 1,009            8,313                3,372

Income taxes                  1,433                   454            2,995                1,513
                            -------                ------          -------              -------

NET INCOME                   $1,797                $  555          $ 5,318               $1,859
                            =======                ======          =======              =======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the Company increased to $124.8 million at September 30, 1996 from $116.1 million at December 31, 1995. Total investments increased to $64.7 million from $60.1 million. Stockholders' equity increased to $44.9 million at September 30, 1996 from $43.6 million at December 31, 1995. This increase was the result of net income of $3.5 million, less unrealized market value changes in investments and dividends paid. On September 16 a dividend of $.09 per share was paid, totaling $688,408. On March 15 another dividend of $.09 was paid totaling $687,688.

Cash flow from operating activities for the nine months ended September 30, 1996 was $361,000, as compared to $6,698,000 for the comparable period in 1995. The company has in place a bank line of credit for up to $15 million to supplement existing working capital. Currently, $9.7 million of this line is being utilized.


RESULTS OF OPERATIONS

In December 1995, Kingsway Financial Services, Inc. undertook an initial public offering on the Toronto Stock Exchange to raise capital for planned growth. Intercargo participated in the offering by selling 660,000 shares to fund expansion of its U.S. operations and entry into Hong Kong. As a result, Kingsway is no longer a majority owned subsidiary and is accounted for using the equity method. Accordingly, its results of operations and financial position are not consolidated at September 30, 1996. Amounts at September 30, 1995 have not been restated and include Kingsway on a consolidated basis. However, the following discussion compares the revenues and expenses of the Company exclusive of Kingsway, except as specifically noted.

Earned premium for the first nine months of 1996 increased approximately $4.5 million or 11% over the comparable period of 1995 excluding $24.2 million of Kingsway premiums. Earned premium for the current quarter increased approximately $1 million or 8% over the third quarter of 1995 after excluding $8.5 million of Kingsway premiums. Included in the current quarter's earned premium is a reduction of $1.4 million as a result of retrospective reinsurance premiums.

Net investment income for the nine months ended September 30, 1996 was $2,784,000. Excluding investment income of Kingsway for the first nine months of 1995, this is an increase of $217,000 or 8.5% over the comparable period in 1995. Net investment income for the current quarter of $797,000 was a decrease of $44,000 or 5% as compared to the third quarter of 1995 after excluding Kingsway.

Excluding other income of Kingsway of $834,000 in the first nine months of `1995, other income of $134,000 in the first nine months is down approximately $65,000 in 1996 from the comparable 1995 period. Excluding other income of Kingsway of $543,000 for the third quarter of 1995, other income of $39,000 in the current quarter is also down approximately $65,000.

Losses and loss adjustment expenses for the first nine months of 1996 were approximately $4.1 million or 21.3% higher than the first nine months of 1995 after excluding the 1995 results of Kingsway. For the current quarter, such costs are $990,000 or 16.2% higher than the third quarter of 1995 excluding the results of Kingsway. During the current quarter professional liability reserves were strengthened by $350,000 to recognize the development of prior years at levels exceeding expectations. As reported in the second quarter, marine reserves were strengthened by $1.0 million for similar reasons. The remainder of the increase is due to premium volume increases as well as the use of more conservative reserve development factors over all lines of business.

Policy acquisitions costs for the first nine months of 1996 increased approximately $2.6 million or 25% over the same period of 1995 after excluding $4.5 million of such costs attributable to Kingsway. During the current quarter policy acquisition costs increased approximately $1.1 million or 33% over the third quarter of 1995 excluding Kingsway. The increase is due in part to the increase in premium volume and to a lower rate of deferral as a consequence of using more conservative reserve development factors.

Other underwriting expenses for the first nine months of 1996 increased about $1.5 million or 18% as compared to the same period of 1995 after excluding $2.9 million of such expenses attributable to Kingsway. For the current three months these costs increased about $394,000 or 14% as compared to the same period of 1995 after excluding approximately $1.1 million of expenses attributable to Kingsway. Approximately $750,000 of the year-to-date increase and $151,000 of the current quarter's increase is due to the expanding operations in Hong Kong. The remaining increase is due primarily to increased premium volume.

During the first nine months of 1996 the equity in net income of investee was $2.5 million which is the result of the investment in Kingsway.
During the first nine months of 1995 the effect of Kingsway's operations on net income was a gain of approximately $1.9 million after income taxes. During the third quarter of 1996 the equity in net income of investee was about $800,000. For the third quarter of 1995 the effect of Kingsway's operations on net income was a gain of $555,000 after income taxes.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the nine month periods ended September 30, 1996 and 1995. It also sets forth the percentage of total premium for each period as well as the combined ratios by line and in the aggregate for the Company.

U.S. AND U.K. OPERATIONS



                                   BOND                         MARINE
                           ---------------------        ----------------------
                           Earned       Combined        Earned        Combined
                           Premium       Ratio          Premium          Ratio
                           -------      --------        -------       --------

Nine months ended
September 30,
         1996              $19,708          79.5        $19,422          113.9
         1995               18,384          84.5         14,887          105.0

Year ended December 31,
         1995              $24,700          83.5        $20,808          124.7
         1994               23,019          80.4         14,996          114.2
         1993               19,739         104.4         12,154           90.8
         1992               17,720         102.3         10,773           80.9
         1991               15,415          92.2          8,062           92.2
-----------------------    -------      --------        -------         ------


                                                                 OTHER
                                    E&O                  PROPERTY & CASUALTY
                           ---------------------        ----------------------
                           Earned       Combined        Earned        Combined
                           Premium       Ratio          Premium         Ratio
                           -------      --------        -------       --------
Nine months ended
September 30,
         1996            (1)$1,505      (1)177.7         $4,009          141.4
         1995                2,956          88.6          4,069          113.0
Year ended December 31,
         1995               $3,069         160.3         $5,498          146.8
         1994                2,377         195.4          3,362          106.3
         1993                1,681         169.8            772          141.5
         1992                2,090         126.8            566          163.7
         1991                2,284         161.2            117           44.4
-----------------------     ------         -----        -------       --------



                                  TOTAL
                           ---------------------
                           Earned       Combined
                           Premium       Ratio
                           -------      --------

Nine months ended
September 30,
         1996              $44,645         103.3
         1995               40,296          95.3
Year ended December 31,
         1995              $54,075         110.2
         1994               43,754         100.2
         1993               34,346         103.6
         1992               31,149          97.7
         1991               25,878          98.1
-----------------------    -------      --------

Net earned premium on the Company's U.S. and U.K. operations for the first nine months of 1996 has increased $4.4 million or 10.9% over the comparable period in 1995. Hong Kong operations began in 1996 and to date the premium earned is only $50,000. The Marine line has grown $4.5 million or 31% in the first nine months of 1996 versus 1995. Bond earned premiums grew $1.3 million or 7.2%. Property and casualty remained flat. Professional liability premiums declined $1.4 million due primarily to retrospective reinsurance premium adjustments during the third quarter of 1996.

The combined ratios for most lines increased during the first nine months of 1996 versus the comparable period in 1995. The combined ratio increases are due primarily to the use of more conservative loss reserving assumptions and to limitations on the deferral of certain acquisition costs. The Marine line nine month results include a reserve strengthening in the second quarter of $1 million. The E&O line includes a reserve strengthening of $350,000 during the third quarter.




---------------------


(1) Includes retrospective reinsurance premium ceded of $1.4 million. These premiums apply to coverages in prior periods. Excluding this would result in E&O premium of $2,875,000 and a combined ratio for E&O of 103.9 for the nine months ended September 30, 1996. The total combined ratio giving effect to this would have been 100.3.

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

Item 2.    Changes in Securities - Not Applicable.

Item 3.    Defaults Upon Senior Securities - Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders was held on May 17, 1996. Further information was included in the report Form 10Q dated August 12, 1996 and is incorporated herein by reference.

Item 5.    Other Information

           Other information as reported in Form 10Q dated August 12, 1995 is incorporated herein by reference.

Item 6(a) Exhibits - See Exhibit Index immediately following the signature page.

Item 6(b)  Reports on Form 8-K - Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1996



                                    (Registrant) INTERCARGO CORPORATION




                                By:  /s/ James R. Zuhlke
                                    --------------------------------------
                                     James R. Zuhlke
                                     Chairman of the Board
                                     President and Chief Executive Officer




                                By:  /s/ Michael L. Rybak
                                    --------------------------------------
                                     Michael L. Rybak
                                     Vice President
                                     Chief Financial Officer, Treasurer

                                EXHIBIT INDEX


10.1 Employment Agreement dated August 12, 1996 between the Company and Michael L. Rybak.

11.0 Computation of Earnings per share.