Form 10-Q/A
period 1996-09-30
INTERCARGO CORP
filed 1997-01-03
CIK 815787

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.   20549
                            _____________________




                                   FORM 10/A



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

Date: November 13, 1996



                                    (Registrant) INTERCARGO CORPORATION




                                By:  /s/ James R. Zuhlke
                                    --------------------------------------
                                     James R. Zuhlke
                                     Chairman of the Board
                                     President and Chief Executive Officer




                                By:  /s/ Michael L. Rybak
                                    --------------------------------------
                                     Michael L. Rybak
                                     Vice President
                                     Chief Financial Officer, Treasurer

                                EXHIBIT INDEX


10.1 Employment Agreement dated August 12, 1996 between the Company and Michael L. Rybak. (Previously filed)

11.0 Computation of Earnings per share.
                   (Previously fileed)

27.0 Financial Data Schedule