Form 10-K
period 1996-12-31
INTERCARGO CORP
filed 1997-03-31
CIK 815787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


     /X/     Annual Report Pursuant to Section 13 or 15 (d) of the
              Securities Exchange Act of 1934 [No Fee Required]
              For the Fiscal Year Ended December 31, 1996
                                       OR
     /  /    Transition report pursuant to Section 13 or 15 (d) of the
              Securities Exchange Act of 1934 [No Fee Required]

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

                                 Title of Class
                         -----------------------------
                         Common Stock, $1.00 Par Value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate Market Value of Voting Stock held by nonaffiliates as of March 20, 1997: $50,177,462
Number of Shares of Common Stock outstanding as of March 20, 1997:   7,659,981

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report for 1996 (incorporated by reference under Part II).

Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (incorporated by reference under Part III).

================================================================================

                                     PART I


Item 1.  Business.

     The Company, through Intercargo Insurance Company ("IIC"), its U.S. insurance company subsidiary, and Intercargo Insurance Company H.K. Limited, a subsidiary of IIC, is engaged in the business of underwriting specialized insurance coverages for international trade. This includes U.S. Customs bonds, marine cargo insurance, professional liability insurance and property and casualty insurance. U.S. Customs bonds guarantee payment of duties on imported goods and marine cargo insurance protects shippers from loss or damage to goods in transit. IIC's professional liability and property and casualty insurance is marketed to customs brokers, freight forwarders, and other service firms engaged in the international movement of cargo. Additionally, IIC markets contract surety through independent agents.

     In the United States, IIC's products are distributed primarily through a wholly-owned subsidiary, International Advisory Services, Inc. ("IAS") and its insurance agency subsidiaries under the trade name, Trade Insurance Services, Inc.

     IIC opened a branch office in London in April, 1994. This office underwrites marine insurance through independent insurance brokers. In October, 1995, the Company acquired Eastern Insurance Limited, a Hong Kong licensed insurer and renamed the company Intercargo Insurance Company H.K. Limited, and commenced operations in May, 1996. The Hong Kong subsidiary underwrites marine cargo and professional liability insurance through Trade Insurance Services and independent brokers.

     In December, 1995 the Company participated in an initial public offering by the Company's Canadian subsidiary, Kingsway Financial Services, Inc. ("Kingsway") and as a result of this and the underwriters' overallotment exercised in January 1996, the Company's ownership interest in Kingsway was reduced from 100% to 47%. In October, 1996 Kingsway completed a secondary public offering in which the Company also participated. As a result of this, the ownership interest was further reduced to 31.5%. Kingsway underwrites commercial nonstandard automobile insurance as its primary line. It also provides property and casualty coverage in niche markets and specialized insurance coverages for international trade. The Company no longer considers Kingsway to be a subsidiary.

     Unless the context otherwise requires, the term the "Company" shall mean Intercargo Corporation and/or its subsidiaries.

U.S. CUSTOMS BONDS

     U.S. Customs bonds guarantee that the importer will pay all attendant duties and taxes at the time of entry of merchandise, pay any supplemental duties assessed and observe the laws governing imports. U.S. Customs bonds are a form of security required by the U.S. Customs Service ("Customs") from virtually all importers of merchandise into the United States. U.S. Customs bonds facilitate the flow of goods by permitting importers to take possession of such goods prior to final determination of Customs duties and of related regulatory issues.

     U.S. Customs bonds are of two types, either continuous or single transaction. The required bond amounts are set by Customs directives. Continuous bond amounts are set on an annual basis at 10% of the duties, taxes and fees paid by the importer to Customs in the previous calendar year. Single transaction bond amounts are determined based on specific transactions or entries to be secured. Most often, single transaction bonds are set at an amount equal to the entered value plus estimated duties, taxes and fees.

     The average duty payment required on an import shipment, which is payable by the importer within ten business days of entry, is approximately 4% to 5% of the value of the shipment. However, if Customs disagrees with the importer's classification or valuation of the shipment, the importer will be required to pay additional duty. Customs also is authorized to assess fines and damages against importers which fail to comply with certain import laws and regulations. These laws and regulations include import quota restrictions, labeling laws, Food and Drug Administration regulations and the regulations of other government agencies. Although the importer remains liable for these adjustments, fines and damages, Customs makes demand for payment upon the insurance company that issued the bond in the event of a default by the importer.

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

PROFESSIONAL LIABILITY INSURANCE

     The Company provides professional liability coverage for customs brokers, freight forwarders and other service firms engaged in the international movement of cargo. Professional liability insurance policies protect insurers against certain claims arising from the unintentional errors or omissions of their operations that result in financial injury to their clients. These policies exclude coverage for punitive damages and are issued on a "claims made" basis, which means that claims involving alleged negligent acts must be reported during the stated policy term. The Company's professional liability program has been endorsed by the National Customs Brokers and Forwarders Association of America since 1989.

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

     The Company's property and casualty and marine units offer a truckers program which includes property and casualty coverage, miscellaneous trucking bonds and cargo legal liability insurance.

CONTRACT BONDS

     The Company sells bid, performance and payment bonds for construction and other types of contracts. The Company also underwrites license and permit bonds, miscellaneous financial guarantees, court bonds and specialty fidelity bonds. The Company has developed what it believes is an industry leading data processing system that enhances the quality of underwriting while reducing the costs and time of processing business.

FOREIGN OPERATIONS

     See note 14 of Notes to Consolidated Financial Statements for information relating to revenues, operating income and identifiable assets related to the Company's operations in the United Kingdom and Hong Kong, which information is incorporated by reference from the Company's 1996 Annual Report to Stockholders.

MARKETING AND DISTRIBUTION

     IAS has agency offices located in Atlanta, Boston, Charleston, Chicago, Hong Kong, Houston, Los Angeles, Miami, New York, San Francisco, Seattle and Toronto. Together with a network of subproducers, IAS acts as the principal insurance agency for approximately 82% of the Company's U.S. insurance product sales and for its marine cargo and professional liability insurance sold in Canada. IAS's agency offices operate under the trade name, Trade Insurance Services, Inc. In addition to IAS and its subproducers, the Company has appointed independent agents.

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

REINSURANCE

     The Company follows the industry practice of reinsuring a portion of its insured risks, paying to the reinsurer a portion of the premiums received on all policies. Insurance is ceded principally to reduce the net liability on individual risks and to protect against catastrophic losses. The Company endeavors to place reinsurance with reinsurance companies which have been approved by the U.S. Treasury (in the case of U.S. Customs bonds) and which have been rated A by A.M. Best Company.

     Excess of loss reinsurance on the Company's Customs bond business is provided through contracts with four reinsurance companies: Munich American Reinsurance Company ("Munich"), First Excess and Reinsurance Company, Employers Reinsurance Company ("Employers Re") and Transatlantic Reinsurance ("Transatlantic").

Excess of loss reinsurance is a form of reinsurance which indemnifies the ceding insurer up to an agreed amount against all or a portion of the amount of loss in excess of a specified retention. The Company now retains risks up to $500,000 per bond or per principal. Under the contracts, the reinsurers automatically assume the risk of losses on the Company's bonds between $500,000 and $3,700,000 on any one principal. Bonds written for amounts greater than $3,700,000 must be submitted to the reinsurers for acceptance on a case-by-case basis and the Company may not fully reinsure all exposures above $3,700,000.

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

     The reinsurance on the Company's professional liability program is placed with Employers Re. The Company retains $100,000 of the first $200,000 of loss on any one policy or occurrence under a quota share arrangement. The reinsurer provides reinsurance of $800,000 in excess of this first $200,000 and also provides $2,000,000 additional capacity as needed.

     Reinsurance on the Company's other property and casualty insurance consists of quota share, excess of loss and surplus reinsurance. Surplus reinsurance indemnifies the Company by ceding a percentage of premiums and losses based upon total insured value. The Company's net retention is $100,000. Employers Re provides excess of loss coverage for the workers compensation, commercial automobile physical damage, and commercial general liability lines, and it provides surplus reinsurance for commercial property. Excess of loss coverage under truck liability and physical damage is provided by several reinsurers including Continental Casualty Company, Great Lakes American Re, Kemper Reinsurance Company, Security Insurance of Hartford, Trenwich America Reinsurance, USF Re, Gerling Global Reinsurance Corp. and Republic Western Insurance Company. USF Re also provides quota share coverage for truck liability. Quota share reinsurers for the commercial umbrella liability coverage include Security Insurance Company of Hartford, Kemper Reinsurance Company, Continental Casualty Company, Underwriters Reinsurance Company, and Sorema.

The reinsurance program to cover contract and miscellaneous bonds includes a quota share treaty wherein the Company retains a 50% share of the first $250,000 in losses, while Kemper Reinsurance and Transatlantic Reinsurance provide the remainder. Losses in excess of $250,000 up to $4,000,000 are ceded to several reinsurers including Generali - U.S. Branch, Kemper Reinsurance, Republic Western Reinsurance, Security Insurance of Hartford and Transatlantic Reinsurance.

     The ceding of reinsurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. The Company also remains liable for losses which exceed the limits of coverage afforded by its reinsurance agreements. In addition to the per occurrence limits set forth above, the annual aggregate limit on the Company's Customs bond reinsurance contract is $6.4 million and the annual aggregate limits on the marine cargo reinsurance contract is $17.5 million.

LOSSES AND LOSS RESERVES

     Claims on the Company's marine, professional liability, automobile, and contract bond lines are adjusted by Company personnel. Claims on property and casualty business are processed by a third party. Adjustment procedures include verification of the coverage, investigation of the loss, evaluation of the exposure and final settlement of the claim. The Company's general policy is to adjust and settle claims as quickly as possible. For marine cargo claims, salvage and subrogation are important factors in minimizing loss experience.

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

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                1996           1995            1994
                                                                -----------------------------------
                                                                       (DOLLARS IN THOUSANDS)

Unpaid Losses and LAE at beginning of period,
  net of reinsurance recoverables of $3,138, $3,830, and
  $3,407                                                      $33,155         35,006          26,289
Unpaid Losses and LAE of acquired entities
at the beginning of the period                                     --          1,300              --
                                                              -------        -------         -------

Adjusted unpaid losses and LAE at the beginning
of the period                                                  33,155         36,306          26,289
                                                              -------        -------         -------

Provision for Losses and LAE for claims occurring during:
U.S., U.K. and Hong Kong operations
Current year                                                   31,876         28,426          19,921
Prior years                                                       431          2,090           1,808
Canadian operations
Current year                                                       --         17,216           9,541
Prior years                                                        --          4,014             329
                                                              -------        -------         -------

   Total                                                       32,307         51,746          41,599
                                                              -------        -------         -------

Less Losses and LAE payments for claims occurring during:
  U.S., U.K. and Hong Kong operations
      Current year                                            (10,798)        (9,492)         (7,349)
      Prior years                                             (17,607)       (12,049)         (9,505)
  Canadian operations
      Current year                                                 --         (7,292)        (11,289)
      Prior years                                                  --         (8,863)         (4,739)
                                                              -------        -------         -------
Total                                                         (28,405)       (37,696)        (32,882)

Adjustment to deconsolidate Canadian operations                    --        (17,201)             --
                                                              -------        -------         -------
Unpaid Losses and LAE at end of period,
  net of reinsurance recoverables of $9,980
  $3,138 and $3,830                                           $37,057         33,155          35,006
                                                              =======        =======         =======

_______________

     Any adjustments to reserves are reflected in operating results for the period in which they are made.

The following table presents development of total Company reserves and liability paid for the periods indicated.


                                                                  Year Ended December 31,

                           1986     1987     1988      1989      1990      1991      1992      1993      1994      1995      1996
                           ----     ----     ----      ----      ----      ----      ----      ----      ----      ----      ----
                                                                  (Dollars in thousands)

Liability for unpaid
losses and LAE            $7,412   $9,414   $11,459   $12,584   $14,133   $25,867   $23,940   $26,289   $35,006   $33,155   $37,057
Cumulative amount of
liability paid through:
     One Year Later        4,130    5,254     6,019     5,216     6,039    12,611    12,531    14,244    20,205   17,608
     Two Years Later       7,307    8,803     8,826     8,748    10,893    18,471    17,711    22,819    25,890
     Three Years Later     9,436   10,985    11,396    12,106    13,079    21,521    24,280    26,934
     Four Years Later     11,203   12,963    14,375    13,525    13,782    28,746    25,908
     Five Years Later     12,862   15,400    15,224    13,906    21,892    29,131
     Six Years Later      14,805   16,108    15,488    14,179    22,223
     Seven Years Later    15,106   16,318    15,766    14,432
     Eight Years Later    15,181   16,517    15,830
     Nine Years Later     15,134   16,478
     Ten Years Later      15,018

Liability re-estimated as of:
     One Year Later        7,666   10,080    11,629    13,592    13,367    26,551    25,728    28,426    41,110   33,586
     Two Years Later       9,379   11,356    14,011    13,301    16,666    25,974    24,667    29,851    41,491
     Three Years Later    10,631   13,974    14,502    16,273    15,613    25,060    23,289    31,883
     Four Years Later     12,986   15,301    17,499    15,351    14,966    24,192    24,208
     Five Years Later     14,618   17,782    16,656    14,790    14,765    24,536
     Six Years Later      16,502   17,051    16,038    14,209    15,225
     Seven Years Later    15,717   16,736    15,774    14,613
     Eight Years Later    15,413   16,565    16,010
     Nine Years Later     15,158   16,713
     Ten Years later      15,210

Cumulative deficiencies
     (Redundancies)       $7,798   $7,299    $4,551    $2,029    $1,092   ($1,331)     $268    $5,594    $6,485     $431
                          ======   ======    ======    ======    ======    ======      ====    ======    ======     ====

Generally accepted accounting principles (GAAP) require insurance liabilities on the balance sheet be reported without reduction for anticipated recoverables under reinsurance contracts. Statutory accounting practices continue to permit reporting on a net basis. The following table sets forth the reconciliation of GAAP reported reserves to reserves net of reinsurance as shown above.

                                                                December 31,
                                                        1996        1995        1994
                                                        ----------------------------
                                                           (dollars in thousands)

Gross loss and loss adjustment expense reserves       $47,037     $36,293     $38,836
Ceded to other insurance companies (1)                  9,980       3,138       3,830
                                                      -------     -------     -------

Net liability as stated above                         $37,057     $33,155     $35,006
                                                      =======     =======     =======

____________________________

(1) Before reduction for funds held from reinsurers

     As indicated in the above tables, the Company has experienced adverse loss development for policy years other than 1991. Reserve deficiencies for 1991 and prior have developed primarily in the U.S. Customs bond line of business. Historical reserve deficiencies resulted from several causes, including modifications in the administrative procedures utilized by Customs in the claims assessment and collection area; the previously described computerization of the claims administration process by Customs; certain court decisions regarding claims administration procedures that were decided favorably to Customs and certain extraordinary losses experienced by the Company. The extraordinary losses were related to a discontinued line of bond business for environmental and safety requirements for imported automobiles, a discontinued program for travel agents and a Customs determination on certain steel importations involving countervailing duty and anti-dumping issues. (In accordance with Customs procedures operative at the time, these risks were primarily secured by many single entry bonds.) The aggregate cumulative losses on these items is approximately $5,500,000, net of reinsurance ceded. The Customs regulations have been modified to restrict such aggregation of liability in the future. Moreover, the database now permits the Company to track and control such aggregations on a more timely basis.

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

     During 1996 further adverse development for prior years emerged. Increases totaling $2.4 million were made in the contract surety, marine and professional liability product lines. These increases were partially offset by reductions totaling $814,000 to U.S. Customs bonds and other property and casualty reserve estimates.

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

COMPETITION

     The insurance industry is highly competitive. The Company faces competition from bond underwriters, marine and non-marine insurers and numerous other insurance companies. These insurers vary in terms of size, quality, operating histories and financial, marketing and management resources. Many of these competitors are larger, have more agents and have substantially greater financial resources than the Company.

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

REGULATION

     U.S. Federal Regulation. U.S. Customs bonds are sold pursuant to federal regulations requiring virtually every importer of goods into the United States to post a bond. IIC currently maintains a Certificate of Authority as a surety company qualified to write U.S. Customs bonds pursuant to federal law and applicable regulations promulgated by the U.S. Department of Treasury (the "Treasury"). The Treasury determines the maximum amount of risk retention per bond for each qualified insurance company. IIC is qualified to write U.S. Customs bonds and retain an aggregate up to $2,664,000 of liability on any one bond.

     Although no specific statutory requirements exist, the Treasury generally recommends no greater than a three to one ratio of net premiums written to statutory surplus for sureties licensed to write U.S. Customs bonds. The Company continues to meet this guideline.

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

     The National Association of Insurance Commissioners (NAIC) facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Current developments address the reporting and regulation of the adequacy of capital and surplus. The NAIC has finalized its risk-based capital model act for property/casualty companies. At December 31, 1996, Intercargo Insurance Company's required risk-based capital was $5,619,398; reported capital and surplus was $30,697,154.

INVESTMENT POLICY

     The Company's investment policy requires that invested assets be comprised of investment grade, fixed income securities of short to medium term. The Company does not invest in real estate or real estate securities, "high yield" bonds or derivatives. The Company's philosophy is to hold its investments to maturity when feasible, but will redeploy assets when market conditions dictate. Substantially all of the Company's investment portfolio is comprised of investment grade securities issued by the U.S. Treasury, various federal agencies, various state and local governments and major U.S. corporations.

EMPLOYEES

     At December 31, 1996, the Company had 222 U.S. employees. Of these, 57 were managerial personnel and 165 were clerical employees. Except for 18 part-time employees, all such persons are employed on a full-time basis. The Company believes that it enjoys favorable relations with its employees.

Item 2.  Properties

     The Company occupies leased space in Schaumburg, Illinois where its principal executive offices are located. The Company shares its principal executive offices with IAS. IAS has eleven individual leases in locations where it maintains sales and service offices. IIC leases space in London where a branch office is maintained. Intercargo Insurance Company H.K. Ltd. leases office space in Hong Kong.

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

Item 4.  Submission of Matter to a Vote of Security Holders

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information regarding the Market for Registrant's Common Equity and Related Stockholder Matters is included in the Registrant's 1996 Annual Report to Stockholders under the heading "Management's Discussion and Analysis--Market Information," which is incorporated herein by reference.

Item 6.  Selected Financial Data

     The Selected Financial Data are contained in the Registrant's 1996 Annual Report to Stockholders under the heading "Selected Financial Data," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations are contained in the Registrant's 1996 Annual Report to Stockholders under the heading "Management's Discussion and Analysis," which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and related notes required in response to this item are contained in the Registrant's 1996 Annual Report to Stockholders, which financial statements and notes are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On February 26, 1997, the Board of Directors of Intercargo Corporation (the "Company"), upon the advice of its Audit Committee, elected to not retain KPMG Peat Marwick LLP as its certifying accountant for fiscal year 1997. The decision to change accountants was based upon a cost analysis of services provided. There were no disagreements between management of the Company and the former accountants on any matters of accounting principles or practices, financial statement disclosures, or auditing scopes or procedures during the Company's two most recent fiscal years and any subsequent interim period through the date of dismissal. The accountant's reports on the financial statements of the Company in the 1995 and 1996 fiscal years were unqualified, not modified as to uncertainty, audit scope or accounting principles, and did not express any adverse opinion or disclaimer of opinion.

In addition, on February 26, 1997, the Audit Committee recommended, and the Board of Directors approved, the appointment of Ernst & Young LLP as the Company's new independent accountants, effective for fiscal 1997, but subject to ratification of the appointment by the stockholders of the Company at the annual meeting of stockholders currently scheduled to be held on May 16, 1997. The selection of Ernst & Young LLP was through a request for proposal process with no consideration requested or made on the application of accounting principles, the type of audit opinion that might be rendered on the financial statements, or any other factor for reaching a decision as to accounting, auditing or financial reporting issues.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 16, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, which is incorporated herein by reference.

Item 11. Executive Compensation

     For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 16, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 16, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 16, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 which is incorporated herein by reference.

                                INTERCARGO 10-K
                                ---------------

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) For information concerning the following consolidated financial statements of the Registrant, reference is made to the Registrant's 1996 Annual Report to Stockholders, which financial information is incorporated herein by reference.

         Consolidated Balance Sheets as of December 31, 1996 and 1995.

         Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 1996.

(a)(2) The following consolidated financial statement schedules of the Company listed below are contained in the index to Financial Statement Schedules on page FS-1 herein:

Schedule I    Summary of investments - other than investments in related parties

Schedule II   Condensed financial information of registrant

Schedule IV   Reinsurance

Schedule VI   Supplemental information concerning property/casualty operations

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996

(c) Exhibits. See Exhibit Index immediately following financial statement schedules.

(d)      Financial statements, fifty percent or less owned persons

     The following consolidated financial statement of Kingsway Financial Services, Inc., of which the Registrant owns approximately 31.5%, are filed herewith.

               Independent Auditors Report.
               Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Operations and Retained Earnings for
                 the years ended December 31, 1996 and 1995.
               Consolidated Statements of Changes in Financial Position for the
                 years ended December 31, 1996 and 1995.
               Notes to Consolidated Financial Statements for the years ended
                 December 31, 1996 and 1995.

                             INTERCARGO CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




                                                                     Page

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

Reinsurance (Schedule IV)                                            FS-7

Supplemental Information Concerning Property/Casualty
Insurance Operations (Schedule VI)                                   FS-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Intercargo Corporation:



Under date of February 21, 1997, we reported on the consolidated balance sheets of Intercargo Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated supplementary financial statement schedules as listed in the accompanying index. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG PEAT MARWICK LLP

Chicago, Illinois
February 21, 1997

                                   SCHEDULE I

                    INTERCARGO CORPORATION AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996
                             (dollars in thousands)

                                                                      Amount at Which
                                                             Fair       Shown in the
Type of Investment                         Cost (1)         Value      Balance Sheets
------------------                         --------         -----      --------------
(Available for Sale)
Fixed Maturities:
   U.S. Government and Agency
      obligations                          $20,870          20,397         20,397

   State, municipal, and other tax
      advantaged securities                 14,193          14,495         14,495
   Corporate securities                     15,128          14,936         14,936
   Other fixed maturity investments          1,758           1,739          1,739
                                           -------          ------         ------

      Total fixed maturities                51,949          51,567         51,567


   Equity securities                         1,730           1,557          1,557
                                           -------          ------         ------

      Total investments                    $53,679          53,124         53,124
                                           =======          ======         ======

______________

(1) Investments in fixed maturities are reflected at cost, adjusted for amortization of premium or accretion of discounts.


See notes to consolidated financial statements.
See accompanying report of independent auditors.

                                  SCHEDULE II
                             INTERCARGO CORPORATION
                   CONDENSED BALANCE SHEETS (Registrant only)
                             (dollars in thousands)

                                                                     December 31,
                                                                 ---------------------
                                                                 1996             1995
                                                                 ---------------------
ASSETS
Investment in affiliates                                       $ 13,519          11,898
Cash and cash equivalents                                         1,235           1,180
Equipment, at cost less accumulated depreciation                    607             569
Investments in subsidiaries                                      33,198          29,476
Notes receivable
     Due from affiliates                                          8,260           8,260
     Due from non-affiliates                                        108             209
Other assets                                                      1,775           1,988
                                                               --------          ------

          Total assets                                         $ 58,702          53,580
                                                               ========          ======


LIABILITIES
Accrued expenses and other liabilities                         $    233             184
Federal income tax payable                                          722              40
Notes payable                                                     9,735           9,735
                                                               --------          ------

          Total liabilities                                      10,690           9,959
                                                               --------          ------


STOCKHOLDERS' EQUITY
Common stock -- $1 par value; authorized 20,000,000 shares;
     issued and outstanding,7,659,981 shares in 1996 and
     7,640,981 in 1995                                            7,660           7,641
Additional paid-in capital                                       24,180          24,104
Unrealized loss on foreign currency translation                    (978)         (1,179)
Net unrealized gain (loss) on available-for-sale securities        (366)            567
Retained earnings                                                17,516          12,488
                                                               --------          ------

           Total stockholders' equity                            48,012          43,621
                                                               --------          ------

           Total liabilities and stockholders' equity          $ 58,702          53,580
                                                               ========          ======



See notes to consolidated financial statements.
See accompanying report of independent auditors.

                             INTERCARGO CORPORATION
                CONDENSED STATEMENTS OF INCOME (Registrant only)
                                 (in thousands)

                                                                              December 31,
                                                                 --------------------------------------
                                                                 1996             1995             1994
                                                                 --------------------------------------
Revenues
Revenues from affiliates                                       $    12              17               70
Net investment and other income                                  3,151           1,261              665
                                                               -------           -----            -----

           Total                                                 3,163           1,278              735
                                                               -------           -----            -----


Expenses
Interest expense                                                   715             937              367
General and administrative expense                                 681             481            1,034
                                                               -------           -----            -----

           Total                                                 1,396           1,418            1,401
                                                               -------           -----            -----

Operating gain (loss)                                            1,767            (140)            (666)
Federal income tax benefit (expense)                              (601)             48              226
Equity in the operating earnings of subsidiaries,
      net of income taxes                                        5,238           2,231            5,421
                                                               -------           -----            -----

Net income                                                     $ 6,404           2,139            4,981
                                                               =======           =====            =====


See notes to consolidated financial statements.
See accompanying report of independent auditors.

                             INTERCARGO CORPORATION
              CONDENSED STATEMENTS OF CASH FLOW (Registrant only)
                                 (in thousands)

                                                                                          December 31,
                                                                             --------------------------------------
                                                                             1996             1995             1994
                                                                             --------------------------------------
Cash flows from operating activities:
Net income                                                                 $ 6,404            2,139           4,981
Adjustments to reconcile net income to net cash
    provided from operating activities:
        Realized gains                                                      (2,394)            (241)             --
        Equity in operating earnings of
           subsidiaries, net of income tax                                  (5,238)          (2,231)         (5,421)
               Depreciation and amortization                                    --                2             219
               Change in income tax accounts                                   682              (11)           (173)
               (Increase) decrease in notes receivable
                   Affiliates                                                   --            1,850          (1,505)
                   Non-affiliates                                              101              251             382
               Increase (decrease) in accrued expenses and
                   other liabilities                                            49              (62)            154
               Other, net                                                      197             (806)         (1,356)
                                                                           -------           ------          ------
               Net cash provided from (used in) operating activities          (199)             891          (2,719)
                                                                           -------           ------          ------

Cash flows from investing activities:
Long-term fixed maturities:
        Purchases                                                               --               --              --
        Sales                                                                   --               --             796
Equity securities:
        Sales                                                                   --               --             347
Net (purchases) sales of short-term maturities                                  --               --           2,993
Dividends received from subsidiary                                              --              250              --
Contribution of capital to subsidiary                                       (3,000)          (5,000)         (3,600)
Sale of Kingsway common stock                                                4,573            4,107              --
(Purchase) Sale of equipment, net                                              (38)             367            (458)
                                                                           -------           ------          ------
               Net cash provided from (used in) investing activities         1,535             (276)             78
                                                                           -------           ------          ------
Cash flows from (used in) financing activities:
Proceeds from exercise of stock options                                         95               --              50
Dividends paid to stockholders                                              (1,376)          (1,375)         (1,375)
Proceeds from loans                                                             --            1,410             325
                                                                           -------           ------          ------
               Net cash provided from (used in) financing activities        (1,281)              35          (1,000)
                                                                           -------           ------          ------
Net increase(decrease) in cash and cash equivalents                             55              650          (3,641)
Cash and cash equivalents:
               Beginning of the period                                       1,180              530           4,171
                                                                           -------           ------          ------
               End of the period                                           $ 1,235            1,180             530
                                                                           =======           ======          ======

See notes to consolidated financial statements.
See accompanying report of independent auditors.

                                  SCHEDULE IV

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                             (dollars in thousands)

Column A               Column B    Column C   Column D    Column E   Column F
------------------------------------------------------------------------------
                                                                    Percentage
                                   Ceded to    Assumed               of amount
                        Gross       other    from other     Net     assumed to
                        amount    companies   companies    amount       net
------------------------------------------------------------------------------
Property and liability premiums

Year ended:
December 31, 1996      $68,206      10,163      3,010      61,053      4.93%
December 31, 1995      $98,460      13,594      1,288      86,154      1.49%
December 31, 1994      $86,216      11,565        146      74,797       .20%


See accompanying report of independent auditors.

                                  SCHEDULE VI

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION
                             (dollars in thousands)


Column A               Column B      Column C     Column D      Column E     Column F     Column G          Column H
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        Claims and Claim
                                   Reserves for                                                        Adjustment Expenses
                       Deferred    Unpaid Claims  Discount,                                            Incurred Related to
                        Policy       and Claim     if any,                                   Net         (1)          (2)
Affiliation with      Acquisition   Adjustment   Deducted in    Unearned        Earned    Investment   Current       Prior
Registrant               Costs       Expenses     Column C      Premiums       Premiums     Income      Year          Year
--------------------------------------------------------------------------------------------------------------------------

Consolidated property-
casualty entities

Year ended:
December 31, 1996       $3,884        47,037         --          17,617       61,053        6,364       31,877         431
December 31, 1995        4,898        36,293         --          17,691       86,154        6,273       45,642       6,104
December 31, 1994        6,602        38,836         --          31,586       74,797        4,378       39,462       2,137



Column A               Column I      Column J     Column K
----------------------------------------------------------
                     Amortization  Paid Claims
                     of Deferred    and Claim
Affiliation with      Policy Acq.   Adjustment    Premiums
Registrant              Costs        Expenses     Written
----------------------------------------------------------

Consolidated property-
casualty entities

Year ended:
December 31, 1996       $17,410       28,406       58,453
December 31, 1995        22,829       37,696       90,804
December 31, 1994        18,511       32,882       80,737


See accompanying report of independent auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1997

                                       INTERCARGO CORPORATION



                                       By:      /s/ James R. Zuhlke
                                          ------------------------------
                                          James R. Zuhlke, President and
                                          Chief Executive Officer

             SIGNATURE                                   DATE
---------------------------------------             --------------



     /s/ James R. Zuhlke                            March 31, 1997
---------------------------------------
James R. Zuhlke
Chairman of the Board; President,
Chief Executive Officer and a Director
(Principal Executive Officer)


      /s/ Michael L. Sklar                          March 31, 1997
---------------------------------------
Michael L. Sklar
Director


      /s/ Arthur J. Fritz, Jr.                      March 31, 1997
---------------------------------------
Arthur J. Fritz, Jr.
Director


     /s/ Arthur L. Litman                           March 31, 1997
---------------------------------------
Arthur L. Litman
Director


      /s/ Kenneth A. Bodenstein                     March 31, 1997
---------------------------------------
Kenneth A. Bodenstein
Director


     /s/ Albert J. Gallegos                         March 31, 1997
---------------------------------------
Albert J. Gallegos
Director


     /s/ Robert B. Sanborn                          March 31, 1997
---------------------------------------
Robert B. Sanborn
Director


     /s/ Michael L. Rybak                           March 31, 1997
---------------------------------------
Michael L. Rybak
Chief Financial Officer, Vice President
(Principal Financial and Accounting
Officer)

                                 EXHIBIT INDEX
                                  Description
                                  -----------

Exhibit
Number
------

    3.1      Certificate of Incorporation of the Company, including amendments thereto.(1)
    3.2      Bylaws of the Company, including amendments thereto.(1)
      4      Specimen Certificate of Common Stock.(2)
   10.1      Form of Company's 1987 Non-Qualified and Incentive Stock Option
             Plan.(1)
  *10.2      Executive Incentive Compensation Plan.(3)
   10.3      Secured Loan Agreement between the Company and LaSalle National
             Bank dated June 4, 1993(4).
   10.4      First Amendment dated January 1, 1995, to Secured Loan Agreement between the Company and LaSalle National Bank dated June 4,
             1993.(5)
   10.5      Revolving Note dated June 4, 1993, executed by the Company in favor of LaSalle National Bank.(4)
  *10.6      Indemnification Agreements between the Company and the following directors: Kenneth A. Bodenstein, Arthur L. Litman, Arthur J.
             Fritz, Jr., Albert J. Gallegos and James R. Zuhlke.(3)
  *10.7      Supplemental Life Insurance Policy for James R. Zuhlke.(3)
  *10.8      Employment Agreement dated August 25, 1993, between the Company and Robert S. Kielbas. (4)
  *10.9      Employment Agreement dated August 12, 1996 between the Company and Michael L. Rybak. (filed herewith)
 *10.10      Supplemental Life Insurance Policy for Robert S. Kielbas.(5)
 *10.11      Indemnification Agreement dated February 18, 1994 between the
             Company and Robert B. Sanborn.(5)
 *10.12      Indemnification Agreement dated August 12, 1996 between the
             Company and Michael L. Rybak. (filed herewith)
  10.13      Second Amendment dated June 4, 1995, to Secured Loan Agreement between the Company and LaSalle National Bank dated June 4, 1993.
             (filed herewith)
  10.14      Third Amendment dated March 31, 1996, to Secured loan Agreement between the Company and LaSalle National Bank dated June 4, 1993.
             (filed herewith)
     11      Statement regarding Computation of Per Share Earnings. (filed herewith)
     12      Statement regarding Computation of Ratios. (filed herewith)
     13      Portions 1996 Annual Report to Stockholders incorporated by reference. (filed herewith)
     21      Subsidiaries of the Company. (filed herewith)
     23      Consent of Independent Auditors. (filed herewith)
     27      Financial Data Schedule. (filed herewith)
     28      Information from reports furnished to State Insurance regulatory authorities (filed separately in paper format). The Company's
             Canadian subsidiaries are not required to file Schedules O and P with the Ontario Insurance Commissioner. Accordingly, no such schedules have been filed herewith.

___________________
(1) Filed with the Company's Registration Statement on Form S-18, Registration No. 33-21270C and incorporated herein by reference.

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

* Management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

                        KINGSWAY FINANCIAL SERVICES INC.



AUDITORS' REPORT

To the Shareholders of
Kingsway Financial Services Inc.

We have audited the consolidated balance sheets of Kingsway Financial Services Inc. as at December 31, 1996 and December 31, 1995 and the consolidated statements of operations and retained earnings and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and December 31, 1995 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.



KPMG

Chartered Accountants
Toronto, Canada
February 19, 1997

                        KINGSWAY FINANCIAL SERVICES INC.



APPOINTED ACTUARY'S REPORT
To the Shareholders of
Kingsway Financial Services Inc.

I have valued the policy liabilities in Kingsway Financial Services Inc.'s consolidated balance sheets as at December 31, 1996 and December 31, 1995 and the changes in policy liabilities reflected in its statements of operations for each of the years then ended in accordance with accepted actuarial practice.

In my opinion, the valuations are appropriate and the consolidated financial statements fairly present their results.




Claudette Cantin, F.C.A.S., F.C.I.A.
Tillinghast - Towers Perrin
February 19, 1997

CONSOLIDATED BALANCE SHEETS


As at December 31
(In thousands of dollars)
                                                           1996          1995
                                                           ----          ----
ASSETS
Cash                                                  $   4,165     $   1,363
Investments (note 3)                                    152,189        59,924
Accrued investment income                                 1,473           583
Financed premiums receivable                             30,182        12,914
Accounts receivable                                      12,580         5,587
Due from reinsurers (notes 6 and 9)                      27,154         6,967
Deferred policy acquisition costs                        13,060         5,210
Deferred income taxes                                     1,668           691
Capital assets (note 4)                                   5,662         2,173
Goodwill                                                    140           189
                                                      -----------------------
                                                      $ 248,233     $  95,601

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities              $   4,096     $   1,350
Income taxes payable                                      1,779            55
Unearned premiums (note 6)                               64,064        27,463
Unpaid claims (notes 6 and 9)                            90,656        29,486
Deferred service charges                                  1,004           570
                                                      -----------------------
                                                        161,599        58,924

Shareholders' equity:
Share capital (note 5)                                   59,037        21,889
Share warrant (note I 1)                                  1,647             -
Retained earnings (note 10)                              25,950        14,788
                                                      -----------------------
                                                         86,634        36,677
                                                      -----------------------

                                                      $ 248,233     $  95,601

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS


Years ended December 31
($ in thousands, except per share amounts)

                                                       1996         1995
------------------------------------------------------------------------

Gross premiums written                            $ 140,610     $ 60,049
                                                  ----------------------

Net premiums written                              $ 134,121     $ 50,440
                                                  ----------------------

Revenue:
Net premiums earned (note 6)                      $ 107,679     $ 46,063
Investment income                                     9,181        3,615
Premium finance income                                1,868        1,298
                                                  ----------------------
                                                    118,728       50,976

Expenses:
Claims incurred (notes 6 and 9)                      69,889       30,638
Commissions and premium taxes (note 6)               21,523        7,882
General and administrative expenses                  11,560        5,983
                                                  ----------------------
                                                    102,972       44,503

Income before income taxes                           15,756        6,473

Income taxes (note 8):
Current                                               5,095        3,034
Deferred                                               (501)        (328)
                                                  ----------------------
                                                      4,594        2,706

Net income                                           11,162        3,767

Retained earnings, beginning of year                 14,788       11,021

Retained earnings, end, of year                    $ 25,950     $ 14,788
                                                  ----------------------

Earnings per share (note 5):
Basic                                              $   1.04     $   0.61
Fully diluted                                      $   1.00     $   0.61
------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN
FINANCIAL POSITION


Years ended December 31
($ in thousands)
                                                              1996         1995
--------------------------------------------------------------------------------
 Cash provided by (used in):
 Operating activities:
 Net income                                               $ 11,162     $  3,767
 Items not involving cash:
 Amortization                                                  465          244
 Deferred income taxes                                        (977)        (328)
 Gain on sale of capital assets                               (162)           -
 Net realized gain on sale of investments                   (2,616)        (255)
 Amortization of bond premiums and discounts                (1,029)      (2,190)
                                                          ----------------------
                                                             6,843        1,238
 Change in non-cash balances:
 Accrued investment income                                    (419)          72
 Accounts receivable                                         6,346          120
 Financed premiums receivable                              (17,268)      (1,703)
 Deferred policy acquisition costs                          (4,500)      (1,125)
 Due to brokers                                                  -         (187)
 Income taxes payable                                        1,725          (91)
 Accounts payable and accrued liabilities                    1,560          697
 Due from reinsurers                                         6,633       (1,089)
 Unearned premiums                                          18,857        5,024
 Unpaid claims                                              24,882        8,100
 Deferred service charges                                      433          (67)
                                                          ----------------------
                                                            45,092       10,989
 Financing activities:
 Issuance of share capital, net                             37,148       16,253
 Share warrant (note 11)                                     1,647            -
 Note payable to Intercargo                                      -       (2,500)
 Decrease in bank demand loan                               (1,480)           -
                                                          ----------------------
                                                            37,315       13,753
 Investing activities:
 Purchase of investments                                  (241,406)    (144,061)
 Proceeds from sale of investments                         169,675      117,924
 Purchase of subsidiary (note I 1)                          (4,343)           -
 Additions to capital assets                                (4,366)        (809)
 Proceeds on sale of capital assets                            835            -
                                                          ----------------------
                                                           (79,605)     (26,946)

 Increase (decrease) in cash during the year                 2,802       (2,204)

 Cash, beginning of year                                     1,363        3,567
                                                          ----------------------
 Cash, end of year                                        $  4,165     $  1,363


          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All tabular figures are in $ thousands unless indicated other.

Kingsway Financial Services Inc. (the "Company") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. On November 10, 1995, the Company filed articles of amendment deleting its "private company" share restrictions. On December 18, 1995, the Company completed an Initial Public Offering and its shares were listed on The Toronto Stock Exchange. Prior to the Company issuing shares to the public, it was a wholly owned subsidiary of Intercargo Corporation ("Intercargo"), a company listed on Nasdaq in the United States. Intercargo owned approximately 3 1 % and 50% of the Company's shares at December 31, 1996 and 1995 respectively.

1.     SIGNIFICANT ACCOUNTING POLICIES
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada and include the accounts of the Company and its wholly owned subsidiaries, Kingsway General Insurance Company ("Kingsway General") and York Fire & Casualty Insurance Company ("York").

The Company through its subsidiaries writes all classes of insurance, other than life. Kingsway General is licensed in all provinces and territories in Canada, and York is licensed in Ontario only.

(a) INVESTMENTS:
Fixed term investments are carried at amortized cost. Investments in common or preferred shares are carried at cost. Gains and losses on disposal of investments are determined and recorded as at the settlement date, and are calculated on the basis of average cost.

(b) CAPITAL ASSETS:
Capital assets are carried at cost less accumulated amortization. Amortization is provided on a declining balance basis at the following annual rates:

 Asset
---------------------------------------
 Buildings                           5%

 Computers and office equipment     30%

 Automobiles                        30%

 Furniture                          20%
---------------------------------------

(c) GOODWILL:
Goodwill arising on the purchase of the subsidiary company is recorded at cost less accumulated amortization. Goodwill is amortized on a straight-fine basis over ten years.

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

(e) PREMIUM REVENUE AND UNEARNED PREMIUMS:
The Company earns premium revenue evenly over the period covered by each individual insurance contract. Unearned premiums represent the portion of premiums written related to the unexpired portion of the policy at the year end.

The reinsurer's share of unearned premiums is recognized as amounts recoverable using principles consistent with the Company's method for determining the unearned premium liability.

(f) UNPAID CLAIMS:
The provision for unpaid claims includes adjustment expenses and represents an estimate for the full amount of all expected costs, including investigation, and the projected final settlements of claims incurred on or before the balance sheet date. The provision does not take into consideration the time value of money or make an explicit provision for adverse deviation except for statutory automobile accident benefits claims which are discounted in accordance with accepted actuarial practice as permitted by the Superintendent of Insurance (Ontario). Expected reinsurance recoveries on unpaid claims are recognized as amounts recoverable at the same time using principles consistent with the Company's method for establishing the related liability. These estimates of future loss activity are necessarily subject to uncertainty and are selected from a wide range of possible outcomes. All provisions are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates of the ultimate liability are recorded as incurred claims in the accounting period in which they are determined.

(g) REINSURANCE:
Net premiums earned and claims incurred a-re recorded net of amounts ceded to, and recoverable from, reinsurers. Estimates of amounts recoverable from reinsurers on unpaid claims are recorded separately from estimated amounts payable to policyholders. Unearned premiums and deferred policy acquisition costs are also reported before reduction for business ceded to reinsurers and the reinsurer's portion is classified with amounts due from reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the policy liabilities associated with the reinsured policy.

(h) INCOME TAXES:
Income taxes are accounted for using the deferral method of tax allocation. Under this method, a provision for deferred income taxes arises as a result of timing differences between income reported for financial statement purposes and that reported for income tax purposes. The major differences relate to unpaid claims and adjustment expenses, unearned premiums, investments in shares and amortization of capital assets. The deferred income taxes balance is not adjusted to reflect changes in income tax rates.

2.     ROLE OF THE ACTUARY AND
       EXTERNAL AUDITOR

ROLE OF THE ACTUARY
The actuary is appointed by the board of directors of the Company. With respect to the preparation of the audited financial statements, the actuary is required to carry out a valuation of the policy liabilities and to report thereon to the Company's shareholders. The valuation is carried out in accordance with accepted actuarial practice and regulatory requirements. The scope of the valuation encompasses the policy liabilities as well as any other matter specified in any direction that may be made by the Superintendent of Insurance (Ontario). The policy liabilities consist of a provision for unpaid claims and adjustment expenses on the expired portion of policies and of future obligations on the unexpired portion of policies. In performing the valuation of these policy liabilities, which are by their very nature inherently variable, assumptions are made as to future loss ratios, trends, reinsurance recoveries, external claims expenses and other contingencies, taking into consideration the circumstances of the Company and the nature of the insurance policies.

The valuation is based on projections of future development relating to claims and claims adjustment expenses. It is certain that actual claims and claims adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. Further, the projections make no provision for new classes of claims or claims categories not sufficiently recognized in the claims database.

The actuary relies on data and related information prepared by the Company and makes use of the work of the auditor with respect to the actuary's responsibility for the data as set forth by the standards of the Canadian Institute of Actuaries. The actuary's report outlines the scope of her valuation and opinion.

ROLE OF THE AUDITOR
The external auditors have been appointed by the shareholders, pursuant to the Insurance Act, Ontario. Their responsibility is to conduct an independent and objective audit of the consolidated financial statements in accordance with generally accepted auditing standards and to report thereon to the shareholders. In carrying out their audit, the auditors make use of the work of the actuary and her report on the policy liabilities of the Company. The auditors' report outlines the scope of their audit and their opinion.

3.     INVESTMENTS

The principal amounts, carrying amounts and fair values of investments are summarized below:

                                                  December 31, 1996

                                        Principal     Carrying         Fair
Term to maturity                           amount       amount        value
---------------------------------------------------------------------------

BONDS AND DEBENTURES
GOVERNMENT OF CANADA:
Due in one year or less                  $ 19,240     $ 19,220     $ 19,389
After one through five years               27,515       27,378       28,246
After five years                            6,827        6,519        7,061

CANADIAN MUNICIPAL AND
PUBLIC AUTHORITIES:
After one through five years                  100          104          104

CANADIAN CORPORATE:
Due in one year or less                     5,629        5,643        5,647
After one through five years                6,661        7,088        7,227
After five years                            6,177        6,248        6,428

OTHER INVESTMENTS DUE IN
ONE YEAR OR LESS:
Bankers' acceptances                          500          492          495
Treasury bills                             57,100       56,858       56,928
---------------------------------------------------------------------------
Sub-total                                 129,749      129,550      131,525
Preferred shares                                        13,767       14,378
Common shares                                            8,872        9,571
---------------------------------------------------------------------------
                                                      $152,189     $155,474
---------------------------------------------------------------------------

                                                  December 31, 1996

                                        Principal     Carrying         Fair
Term to maturity                           amount       amount        value
---------------------------------------------------------------------------

BONDS AND DEBENTURES
Government of Canada:
Due in one year or less                  $  6,209     $  6,034     $  6,069
After one through five years                5,158        5,228        5,262
After five years                           11,560       13,053       13,428

Canadian municipal and
public authorities:
Due in one year or less                       441          445          445
After one through five years                1,000          932          942

Canadian corporate:
Due in one year or less                     1,000          992        1,015
After one through five years                1,300        1,292        1,328

Other investments due in
one year or less:
Guaranteed Investment
Certificates                                  540          540          543
Bankers' acceptances                       27,503       27,419       27,355
---------------------------------------------------------------------------
Sub-total                                  54,711       55,935       56,387
Preferred shares                                         1,839        1,852
Common shares                                            2,150        2,199
---------------------------------------------------------------------------
                                                      $ 59,924     $ 60,438
---------------------------------------------------------------------------

The principal amounts and carrying amounts are known by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Fair values are considered to approximate quoted market values based on the latest bid prices.

All of the Company's fixed term investments have fixed interest rates. As the fair value and carrying amounts are not materially different, the effective rates of interest are not materially different from the coupon rates. The coupon rates for the Company's fixed term investments range from 3.5% to 10.9% at December 31, 1996 and from 4.8% to 14.0% at December 31, 1995.

The Company limits its investment concentration in any one investee or related group of investees to less than 5% of the Company's investments.

4.     CAPITAL ASSETS

                                          December 31, 1996
                                            Accumulated     Net book
                                Cost       amortization        value
--------------------------------------------------------------------
Land                            $ 1,142         $     -      $ 1,142
Buildings                         3,605             262        3,343
Computers and
office equipment                    962             388          574
Automobiles                         367             124          243
Furniture                           592             272          320
--------------------------------------------------------------------
                                $ 6,668         $ 1,046      $ 5,622
--------------------------------------------------------------------

                                          December 31, 1995
                                            Accumulated     Net book
                                Cost       amortization        value
--------------------------------------------------------------------
Land                            $   413         $     -      $   413
Buildings                         1,409             160        1,249
Computers and
office equipment                    525             247          278
Automobiles                         272             145          127
Furniture                           194              88          106
--------------------------------------------------------------------
                                $ 2,813         $   640      $ 2,173
--------------------------------------------------------------------


5.     SHARE CAPITAL

Share capital consists of the following after giving retroactive effect to the subdivisions of the Company's shares as noted below:

                                                December 31,
                                            1996         1995
-------------------------------------------------------------
Authorized:
Unlimited number of common shares
Issued:  13,271,866
(1995-9,633,000)
common shares                           $ 59,037     $ 21,889
-------------------------------------------------------------

(a) On November 10,.1995, the Company filed articles of amendment deleting its "private company" share restrictions, subdividing the Company's the Company's outstanding common shares on a 3-for-1 basis, and on October 10, 1996 the shareholders approved a resolution to subdivide the company's common stock on a 2-for-1 basis. The number of shares outstanding and earnings per share amounts reflect these subdivisions on a retroactive basis.

(b) On December 6, 1995, 33,000 common shares were issued to certain employees of the Company for nominal consideration.

(c) Pursuant to an underwriting agreement dated December 8, 1995, the Company sold 3,600,000 common shares for gross proceeds of $18,000,000. Underwriters' fees and expenses of the issue amounting to $1,747,000 have been deducted from the Company's share capital.

(d) On January 15, 1996, pursuant to the underwriting agreement, the underwriters exercised their over-allotment option to acquire an additional 360,000 common shares from the Company for gross proceeds of $1,800,000. Underwriters' fees and expenses of the issue amounting to $112,000 have been deducted from the Company's share capital.

(e) On February 29, 1996 pursuant to the agreement to purchase York, as described in note 11, the Company issued 128,200 common shares for consideration of $641,000.

(f) Pursuant to an underwriting agreement dated October 8, 1996, the Company sold 3,150,000 common shares at $11.75 per share for gross proceeds of $37,013,000. The Company's share of underwriters' fees and expenses of the issue amounting to $2,194,000 was deducted from share capital.

(g) The Company has established a stock option incentive plan for directors, officers and key employees of the Company. The maximum number of common shares that may be issued under the plan is 600,000 common shares. The maximum number of common shares available for issuance to any one person under the stock option plan is 5% of the common shares outstanding at the time of the grant. The exercise price is based on the market value of the shares at the time the option is granted. At December 31, 1996 and December 31, 1995 options to purchase 258,334 and 129,000 common shares respectively, were outstanding. The exercise price of the options ranges from $5 to $8 per share and the options expire in the period from December 5, 2000 to July 18, 2001. During 1996, options to acquire 666 shares were exercised at $5 per share.

(h) The weighted average number of shares outstanding for 1996 and 1995 were 10,724,000 and 6,130,480, respectively. On a fully diluted basis, the weighted average number of shares outstanding for 1996 and 1995 were 11,200,200 and 6,130,480, respectively. The number of shares outstanding and earnings per share amounts have been retroactively restated to reflect the sub-divisions described in paragraph (a) above.

6.     UNDERWRITING POLICY AND
       REINSURANCE CEDED

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophe or other events that cause unfavorable under-writing results by reinsuring certain levels of risk, in various areas of exposure, with other insurers.

Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvency. The amounts due from reinsurers substantially relate to a single reinsurers

The Company follows the policy of underwriting and reinsuring contracts of insurance, which limits the net exposure of the Company to a maximum amount on any one loss of $200,000 in the years ended December 31, 1996 and 1995, in the event of a property or liability claim. In addition, the Company has obtained catastrophe reinsurance which provides coverage in the event of a series of claims arising out of a single occurrence to a maximum of 95% of $4,000,000 (U.S. dollars).

The amounts deducted from net earned premiums, claims incurred and commissions and premium taxes for the years December 31, 1996 and 1995 were as follows:

                                 1996            1995
-----------------------------------------------------
Net earned premiums              $ 11,894     $ 8,961
Claims incurred                    12,829       3,596
Commissions and
premium taxes                       1,319       3,010
-----------------------------------------------------

7.     RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into reinsurance transactions with Intercargo which were as follows:

                                         December 31,
                                     1996        1995
-----------------------------------------------------
Premiums ceded                    $ 2,193     $ 1,747
Claims incurred                     1,623         823
Commission and
premium taxes                         613         524
-----------------------------------------------------

The note payable to Intercargo was repaid on December 15, 1995. Interest paid during the year ended December 31, 1995 was $227,000.

8.     INCOME TAXES

The Company's provision for income taxes, compared to combined federal and provincial statutory rates, is summarized as follows:

                                               1996        1995
----------------------------------------------------------------
Income before taxation                     $ 15,756     $ 6,473
----------------------------------------------------------------
Statutory tax rate                             44.5%       44.5%
----------------------------------------------------------------
Provision based on
statutory rate                                7,011       2,880
----------------------------------------------------------------
Non-taxable investment income                  (248)        (40)
Utilization of prior year tax losses         (1,796)          -
Other                                          (373)       (134)
----------------------------------------------------------------
                                           $  4,594     $ 2,706
----------------------------------------------------------------

At December 31, 1996, the deferred tax effect of unclaimed tax reserves of a subsidiary company amounting to approximately $10,000,000 (1995 - $Nil) have not been recognized in these financial statements. These deductions are available to reduce the amount of income taxes payable by the subsidiary in the future.


9.     UNPAID CLAIMS

(a) Nature of unpaid claims and adjustment expenses:

The establishment of the provision for unpaid claims and adjustment expenses is based on known facts and interpretation of circumstances and is therefore a complex and dynamic process influenced by a large variety of factors. These factors include the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, product mix or concentration, claims severity and claim frequency patterns.

Other factors include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company's claim departments' personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future claims settlement costs, court decisions, economic conditions and public attitudes. In addition, time can be a critical part of the provision determination, since the longer the span between the incidence of a loss and the payment or settlement of the claims, the more variable the ultimate settlement amount can be.

Accordingly, short-tail claims such as property claims, tend to be more reasonably predictable than long-tailed claims, such as general liability and automobile accident benefit claims.

Consequently, the process of establishing the provision for unpaid claims relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the estimated provisions necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made.

(b) Provision for unpaid claims and adjustment expenses: The provision for unpaid claims and adjustment expenses does not take into account the time value of money or make explicit provision for adverse deviation except for accident benefit claims under automobile insurance policies. The provision for unpaid claims recorded in the Company's balance sheet approximates the undiscounted amount of those liabilities.

The Company has a concentration of business in automobile and property insurance in the provinces of Ontario and Alberta. For the year ended December 31, 1996 and the year ended December 31, 1995, automobile premiums represented approximately 68% and 63% respectively, and property premiums 23% and 28% respectively, of gross premiums written. Of gross premiums written in 1996, Ontario accounted for 69% (1995 - 60%) and Alberta 17% (1995 - 23%).

The Company's appointed actuary completes an annual evaluation of the adequacy of policy liabilities at the end of each financial year. This evaluation includes a re-estimation of the liability for unpaid claims relating to each preceding financial year compared to the liability that was originally established. The results of this comparison and the changes in the provision for unpaid claims for the years ended December 31, 1996 and 1995 were as follows:

                                                         December 31
                                                   1996         1995
--------------------------------------------------------------------

Unpaid claims -
Beginning of year - net                        $ 24,322     $ 16,988
Deficiency in estimated unpaid
claims, for claims occurring
in prior years                                    3,383        5,789
Net unpaid claims of York
at acquisition                                   18,889            -
Provision for claims occurring
in the current year                              66,506       24,848
Claims paid during the year                     (47,958)     (23,303)
--------------------------------------------------------------------
Unpaid Claims - End of year - net                65,142       24,322
Reinsurers' share of unpaid claims               25,514        5,164
--------------------------------------------------------------------
Provision for unpaid claims -
end of year                                    $ 90,656     $ 29,486
--------------------------------------------------------------------

The deficiencies in 1995 and 1996 relating to prior year claims result from unfavorable trends in severity (average cost per claim) on automobile claims. This is largely due to higher than anticipated losses and medical cost inflation for personal automobile injury under Bill 164 bodily injury claims and accident benefits in Ontario for accident years 1993 and 1994 and increases in the Company's share of unpaid claims reported by the insurance industry's risk sharing pools.

The Company believes that its overall practices have been consistently applied over many years, and that its provisions for unpaid claims have resulted in reasonable approximations of the ultimate costs of claims incurred.

(c) The fair value of unpaid claims and adjustment expenses, gross and recoverable from reinsurers, has been omitted because it is not practicable to determine fair value with sufficient reliability.


10.    STATUTORY REQUIREMENTS INSURANCE SUBSIDIARIES
The regulations of the Ontario Ministry of Financial Institutions require that the insurance subsidiaries of the Company appropriate part of their retained earnings for assets that are non-admitted for regulatory purposes. The amounts appropriated amounted to $3,110,000 and $1,466,000 at December 31, 1996 and 1995, respectively.

The regulations also govern the payments of dividends from insurance subsidiaries to the Company.


11.    ACQUISITION OF YORK
On January 17, 1996, the Company entered into an agreement to purchase all of the issued shares of York from Highbourne Capital Corporation, now named A & E Capital Funding Inc. ("A & E"). The transaction closed on February 29, 1996.

The transaction has been accounted for by the purchase method with the results of operations included in these financial statements from the date of acquisition. Details of the acquisition are as follows:

Net assets acquired at assigned values at date of acquisition:


----------------------------------------------------------
ASSETS:
Investments                                        $17,051
Premiums receivable                                  8,875
Due from reinsurers                                 30,413
Accounts receivable                                  5,047
Other assets                                         4,225
----------------------------------------------------------
                                                    65,611
LIABILITIES:
Unpaid claims                                       35,423
Unearned premiums                                   17,743
Bank overdraft                                       1,480
Other liabilities                                    4,889
----------------------------------------------------------
                                                    59,535
----------------------------------------------------------
                                                   $ 6,076
CONSIDERATION GIVEN:
Cash                                               $ 1,500
Issuance of common shares                              641
Share warrant                                        3,935
----------------------------------------------------------
                                                   $ 6,076
----------------------------------------------------------

The purchase price, which is expected to be approximately $ 3,788,000, is based on the adjusted Regulatory Capital of York as at December 31, 1995. The policy liabilities (unpaid claims, unearned premiums, deferred acquisition costs and premium deficiencies) at December 31, 1995 are regularly re-evaluated based on the changes in amounts of claims paid and estimated liabilities to be paid.

For the period from the date of acquisition of York to December 31, 1996 the re-evaluation of the policy liabilities resulted in a decrease in the estimated purchase price of $2,288,000 to $3,788,000. Accordingly the value ascribed to the liability under the share warrant has been reduced to $1,647,000. Under the purchase agreement the final re-evaluation will be made as of December 31, 1997.

At closing, the Company paid $1,500,000, and issued 128,200 common shares valued at $5 per share (after giving effect to the 2-for-1 share subdivision described in note 5(a) for an aggregate value equal to one-third of the purchase price. A & E also received a warrant which entitles it to receive as of February 28, 1997, (and for 30 days thereafter), 164,700 common shares valued at $5 per share having an aggregate value equal to $823,500 being one-half of the difference between the adjusted purchase price (evaluated as at December 31, 1996) and the amounts paid at closing.

The warrant further allows A & E to receive as of February 28, 1998, and for 30 days thereafter, that number of common shares valued at $ 5 per share equal to the remaining balance of the adjusted purchase price evaluated as at December 31, 1997.

The maximum number of common shares which may be issued pursuant to the warrant is 900,000 shares. Should the balance due to A & E at February 28, 1998 exceed the value ascribed to the maximum number of shares which may be issued under the warrant, the balance will be paid to A & E in cash within 30 days of February 28, 1998,


12.    COMMITMENTS AND CONTINGENT LIABILITIES
On August 27, 1996, the Company entered into a $25 million operating credit facility with a Canadian bank. Upon draw down of this facility, the Company has an option to borrow at a floating rate equivalent to the bank's prime rate, or for a fixed term at a fixed rate of a banker's acceptance plus I%. The facility is unsecured. At December 31, 1996 there were no amounts outstanding under this facility.

In connection with its operations, the Company and its subsidiaries are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided and the Company does not believe that it will incur any significant additional loss or expense in connection with such actions.


13.    FAIR VALUE DISCLOSURE
The fair value of financial assets and liabilities, other than investments (note
3) and unpaid claims (note 9) approximate their carrying amounts.

14.    FINANCIAL STATEMENT PRESENTATION
These financial statements have been reclassified to reflect the retroactive application of new disclosure and presentation standards relating to financial instruments and measurement uncertainty. As a result, the amounts shown in the balance sheets relating to unpaid claims are shown on a gross basis with the net amount due from reinsurers shown as an asset. The amounts relating to unearned premiums and deferred policy acquisition costs have also been reclassified and are shown on a gross basis with the reinsurer's portion included with the net amount due from reinsurers on the balance sheets.