Form 10-Q
period 1997-03-31
INTERCARGO CORP
filed 1997-05-06
CIK 815787

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.   20549
                        -----------------------------

                                   FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   X     For the quarterly period ended March 31, 1997
--------

                                     OR



         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------


                         Commission File Number 0-16748
                         ------------------------------

                             INTERCARGO CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                36-3414667
        (State or other jurisdiction                     (IRS Employer
             of incorporation)                           Identification No.)

        1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
              (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                             Outstanding at May 6, 1997
--------------------------                   ---------------------------
Common Stock, $1 par value                        7,659,981 shares

                             INTERCARGO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX


                                                                                                PAGE
PART I.  FINANCIAL INFORMATION                                                                  NUMBER

    Item 1.      Financial Statements
                 Consolidated Balance Sheets at March 31, 1997
                 (unaudited) and December 31, 1996                                                3

                 Consolidated Statements of Income for the three
                 months ended March 31, 1997 (unaudited) and
                 March 31, 1996 (unaudited)                                                       4

                 Consolidated Statements of Stockholders' Equity
                 for the three months ended March 31, 1997 (unaudited)
                 and March 31, 1996 (unaudited)                                                   5

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1997 (unaudited) and
                 March 31, 1996 (unaudited)                                                       6

                 Notes to Consolidated Financial Statements (unaudited)                           7

                 Summary Statement of Income of Kingsway Financial Services,
                 Inc. for the three months ended March 31, 1997 (unaudited) and
                 March 31, 1996 (unaudited)                                                       8

    Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Position                                                9

PART II.         OTHER INFORMATION                                                               12

    SIGNATURES                                                                                   13

    EXHIBITS                                                                                     14


                    INTERCARGO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      March 31,         December 31,
                                                                                        1997               1996
                                                                                     -----------        ------------
                                                                                     (unaudited)
ASSETS
Investments
  Fixed maturities at fair value                                                         $55,655             51,567
  Equity securities at fair value                                                          1,791              1,557
  Investee at cost plus cumulative undistributed earnings                                 14,486             13,519
                                                                                        --------           --------

    Total investments                                                                     71,932             66,643

Cash and cash equivalents                                                                  9,834             18,492
Premiums receivable                                                                       19,652             16,231
Accrued investment income                                                                    958                833
Deferred policy acquisition costs                                                          4,250              3,884
Reinsurance recoverable on loss and loss expense:
  Paid claims                                                                              1,651                 96
  Unpaid claims                                                                            9,298              9,980
Prepaid reinsurance premiums                                                               6,502              4,549
Notes receivable                                                                             629                672
Deferred income tax                                                                        2,731              2,375
Equipment, at cost less accumulated depreciation                                           2,214              2,276
Goodwill                                                                                   2,038              2,091
Other assets                                                                               5,377              5,588
                                                                                        --------           --------

    Total assets                                                                        $137,066            133,710
                                                                                        ========           ========
LIABILITIES
Losses and loss adjustment expenses                                                      $46,489             47,037
Unearned premiums                                                                         21,098             17,617
Funds held by Company                                                                        631                491
Supplemental duty deposits                                                                 2,278              2,358
Accrued expenses and other liabilities                                                     8,562              8,460
Notes payable                                                                              9,735              9,735
                                                                                        --------           --------

    Total liabilities                                                                     88,793             85,698
                                                                                        --------           --------

Commitments and Contingencies                                                                 --                 --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares; issued and
  outstanding, 7,659,981 shares in 1997 and in 1996                                        7,660              7,660
Additional paid-in capital                                                                24,180             24,180
Net unrealized loss of foreign currency translation                                       (1,017)              (978)
Net unrealized gain (loss) on marketable securities                                       (1,171)              (366)
Retained earnings                                                                         18,621             17,516
                                                                                        --------           --------

    Total stockholders' equity                                                            48,273             48,012
                                                                                        --------           --------
    Total liabilities and stockholders' equity                                          $137,066           $133,710
                                                                                        ========           ========


          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)


                                                                                      Three months ended March 31,
                                                                                     -----------------------------
                                                                                       1997                  1996
                                                                                     -------                ------
REVENUES

Insurance premium income                                                             $13,725                14,740
Net investment income                                                                  1,047                   990
Commission income                                                                        156                   166
Other income                                                                              53                     7
                                                                                     -------                ------

    Total                                                                             14,981                15,903

LOSSES AND EXPENSES

Losses and loss adjustment expenses                                                    7,233                 7,292
Policy acquisition costs                                                               3,134                 4,610
Other underwriting expenses                                                            3,259                 3,013
Interest expense                                                                         184                   217
                                                                                     -------                ------

    Total                                                                             13,810                15,132

Operating income                                                                       1,171                   771
                                                                                     -------                ------

Income tax expense                                                                       343                   207
                                                                                     -------                ------

Net income before equity in net income of investee                                       828                   564
Equity in net income of investee                                                         967                   552
                                                                                     -------                ------

Net Income                                                                            $1,795                 1,116
                                                                                     =======                ======

Average number of shares of common
   stock and equivalents outstanding                                                   7,673                 7,663

NET INCOME PER SHARE                                                                   $0.23                 0 .15
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

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                                                                  Net
                                                                                Unrealized        Net
                                                                                  (Loss)      Unrealized
                                                                  Additional    On Foreign    Gain (Loss)
                                          Number of     Common     Paid-in      Currency         on         Retained   Stockholders'
                                           Shares        Stock     Capital     Translation   Investments    Earnings      Equity
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 1996               7,660       $7,660        24,180        (978)       (366)         17,516        48,012

Net Income                                    --           --            --          --          --           1,795         1,795
Change in foreign currency translation        --           --            --         (39)         --              --           (39)
Change in unrealized gain (loss) on
  marketable securities                       --           --            --          --        (805)             --          (805)
Dividends paid to stockholders                --           --            --          --                        (690)         (690)
                                           -----       ------        ------     -------       -----          ------        ------

Balance at March 31, 1997                  7,660       $7,660        24,180      (1,017)     (1,171)         18,621        48,273
                                           =====       ======        ======     =======       =====          ======        ======


Balance at December 31, 1995               7,641        7,641        24,104      (1,179)        567          12,488        43,621

Net income                                    --           --            --          --          --           1,116         1,116
Change in foreign currency translation        --           --            --           9          --              --             9
Change in unrealized gain (loss) on
  marketable securities                       --           --            --          --        (836)             --          (836)
Dividends paid to stockholders                --           --            --          --          --            (688)         (688)
                                           -----       ------        ------     -------       -----          ------        ------

Balance at March 31, 1996                  7,641       $7,641        24,104      (1,170)       (269)         12,916        43,222
                                           =====       ======        ======     =======       =====          ======        ======


          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                    Three months ended March 31,
                                                                                   -----------------------------
                                                                                     1997               1996
                                                                                   --------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $1,795             1,116
Adjustments to reconcile net income to net cash provided from operating activities:
    Realized Gains                                                                      (10)             (171)
    Depreciation and amortization                                                       393               185
    Amortization of premiums on investments                                              12                32
    Undistributed earnings of affiliate                                                (967)             (552)
    Increase in premiums receivable                                                  (3,421)           (2,490)
    Increase in deferred policy acquisition costs                                      (366)             (310)
    Decrease (increase) in reinsurance balances                                      (2,826)              747
    Change in income tax accounts                                                        58               311
    Decrease in liability for losses and loss
      adjustment expenses                                                              (548)             (926)
    Increase in unearned premiums                                                     3,481             1,561
    Increase (decrease) in funds held                                                   140              (265)
    Decrease in supplemental duty deposits                                              (80)             (122)
    Other, net                                                                           32               131
                                                                                   --------             -----
      Net cash provided from (used in) operating activities                          (2,307)             (753)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
  Purchases                                                                          (6,996)          (11,333)
  Sales                                                                               1,547             4,106
  Maturities and calls                                                                  200             1,660
Equity securities:
  Purchases                                                                            (498)                -
  Sale                                                                                  301               514
Net sales (purchases) of short-term investments                                        (102)              510
Sale of Kingsway common stock                                                             -               412
Purchase of property and equipment, net                                                (113)             (366)
                                                                                   --------            ------
      Net cash used in investing activities                                          (5,661)           (4,497)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid to stockholders                                                         (690)             (688)
                                                                                   --------            ------
      Net cash used in financing activities                                            (690)             (688)
                                                                                   --------            ------
Net increase (decrease) in cash and cash equivalents                                 (8,658)           (5,938)
Cash and cash equivalents:
  Beginning of the period                                                            18,492            16,478
                                                                                   --------            ------
  End of the period                                                                $  9,834            10,540
                                                                                   ========            ======

          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

    The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997, and December 31, 1996, and the consolidated results of operations and the consolidated cash flows for the three month periods ended March 31, 1997, and 1996.

    The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

    These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the December 31, 1996 Form 10-K filed by the Company.

2.  Earnings per Share

    Earnings per share are computed based on the weighted average number of shares outstanding which includes common stock equivalents (if dilutive) relating to outstanding options.

    The Company's common stock at March 31, 1997, consists of 7.7 million shares outstanding $1.00 par value per share. The Company also has 143 thousand outstanding stock options.

3.  Long Term Debt

    The Company's $13.8 million bank line of credit had an outstanding balance amounting to $9.7 million at March 31, 1997 and December 31, 1996.

                       Kingsway Financial Services, Inc.
                          Summary Statement of Income
                                 (in thousands)
                                  (unaudited)




                                                                                    Three months ended March 31,
                                                                                   -----------------------------
                                                                                      1997              1996
                                                                                   ---------        ---------
REVENUES:
    Net premiums earned                                                              $24,365           11,453
    Other revenues                                                                     2,551            1,177
                                                                                     -------           ------
    Total revenues                                                                    26,916           12,630

EXPENSES:
    Claims incurred                                                                   21,282            7,409
    Other expenses                                                                     1,946            3,352
                                                                                     -------           ------
    Total expenses                                                                    23,228           10,761


Income before income taxes                                                             3,688            1,869

Income taxes                                                                             623              704
                                                                                     -------           ------

NET INCOME                                                                            $3,065            1,165
                                                                                     =======           ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

OPERATING RESULTS

Consolidated earned premium for the first quarter of 1997 decreased 6.9% to $13.7 million compared to a 5.8% increase to $14.7 million for the comparable period in 1996. Earned premiums for surety products decreased $1.8 million reflecting the continued movement to rates net of commissions and to increased levels of ceded premiums.

Consolidated net investment income for the first quarter of 1997 increased 5.8% to $1,047 thousand as compared to an 11.4% increase to $990 thousand for the first quarter of 1996. This increase is attributable to the higher average invested balances in the three month period ended March 31, 1997 compared to the comparable period in 1996.

Consolidated losses and loss adjustment expenses for the first quarter of 1997 decreased about 1% to $7.2 million compared to an increase of 15.2% to $7.3 million in the first quarter of 1996. This decrease is due to the decrease in volume. The loss ratio for the first quarter of 1997 increased to 52.7% from 49.5% in the first quarter of 1996, reflecting the change in reserve factors in certain product lines.

Consolidated policy acquisition costs for the first quarter of 1997 decreased about $1.5 million or 32% as compared to an increase of $734 thousand or 19% in the first quarter of 1996. The decrease is due to lower premium volumes, the continued move to rate structures in certain products that are net of broker commissions, and to increased deferral rates for acquisition costs for products with improved margins.

Consolidated other underwriting expenses increased $234 thousand or 7.8% during the first quarter of 1997. This compares to an increase of $472 thousand or 18.6% in the first quarter of 1996. Approximately $117 thousand of the increase for 1997 is attributable to the Hong Kong operations which were not fully operational in the 1996 period.

Equity in net income, which reflects the Company's equity in the earnings of Kingsway Financial Services, Inc., increased 75% in the first quarter of 1997 to $967 thousand. This reflects the continued strong operations of that entity, in which the Company has approximately a 31% ownership interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at March 31, 1997 increased to $137.1 million from $133.7 million at December 31, 1996. Stockholders' equity has increased to $48.3 million during the first quarter of 1997 from the $48.0 million at December 31, 1996. The net income from operations exceeded the decrease in the unrealized market value changes in the investment portfolio and the dividend payment. The Company declared and paid a dividend of $0.09 per share on March 14, 1997 to holders of record as of March 11, 1997.

The Company's operations required $8.7 million and $5.9 million of cash flow for the three month periods ended March 31, 1997 and 1996, respectively. To supplement existing working capital, the Company can access a bank line of credit of $13.8 million. At March 31, 1997 and at December 31, 1996 the Company has borrowed $9.735 million against this line of credit. This line is used to fund expansion and for general corporate purposes.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the three month periods ended March 31, 1997 and 1996. It also sets forth the combined ratios by line and in the aggregate for the Company.




                       ------------------------------------------------------------------------------------------------------------
                                                                                                 OTHER
                               BOND                MARINE                 E&O               PROPERTY & CASUALTY          TOTAL
                       ------------------------------------------------------------------------------------------------------------
                        Earned    Combined    Earned    Combined    Earned    Combined    Earned    Combined     Earned    Combined
                       Premium     Ratio     Premium     Ratio     Premium      Ratio     Premium    Ratio       Premium    Ratio
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended
  March 31,
       1997             $4,921       93.4     $6,754      99.6       $919     120.6      $1,131       91.8    $13,725       98.3
       1996              6,756       87.2      6,151     110.7        733     155.4       1,100      125.3     14,740      103.2

-----------------------------------------------------------------------------------------------------------------------------------
    Year ended
   December 31,
       1996            $25,846       85.2    $26,826     113.5     $2,644     151.3      $5,631      135.3    $60,947      105.2
       1995             24,700       83.5     20,808     124.7      3,069     160.3       5,498      146.8     54,075      110.2
       1994             23,019       80.4     14,996     114.2      2,377     195.4       3,362      106.3     43,754      100.2
       1993             19,739      106.5     12,154      85.8      1,681     175.2         772      156.2     34,346      103.6
       1992             17,720      105.8     10,773      74.3      2,090     131.5         566      165.2     31,149       97.7
-----------------------------------------------------------------------------------------------------------------------------------

Net earned premium for the first three months of 1997 has decreased $1.0 million over the comparable period in 1996. All lines of business reported higher earned premium in the current quarter, except bond premium which was negatively effected by a change in reinsurance on the contract surety business and by the continued movement to rates net of commissions for U.S. customs bonds. Marine earned premium tallied the largest increase at $603 thousand, followed by E & O earned premium at $186 thousand. Other property and casualty earned premium increased $31 thousand. Management attributes the increases to higher volume and to the effects of rate adjustments and closer underwriting.

The combined ratios for all lines of business, except bonds, have decreased in the first quarter of 1997 over the same period for 1996. The combined ratio decreases as policy acquisition costs and loss reserving rates decline.

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

Item 3.      Defaults Upon Senior Securities - Not Applicable.

Item 4.      Submission of Matters to a Vote of Security Holders - Not
             Applicable.

Item 5.      Other Information - Not Applicable.

Item 6(a) Exhibits - See Exhibit Index immediately following the signature page.

Item 6(b) Reports on Form 8-K - The Company filed a Form 8-K on March 5, 1997 which was subsequently amended on March 17, 1997; April 8, 1997; and April 9, 1997. The report and amendments addressed the change in auditors for fiscal year 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 6, 1997.


                                      (Registrant) INTERCARGO CORPORATION



                                By:   /s/ James R. Zuhlke
                                      --------------------------------------
                                      James R. Zuhlke
                                      Chairman of the Board
                                      President and Chief Executive Officer



                                By:   /s/ Michael L. Rybak
                                      --------------------------------------
                                      Michael L. Rybak
                                      Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX


    11.0         Computation of Earnings per share.