Form 10-Q
period 1997-06-30
INTERCARGO CORP
filed 1997-08-14
CIK 815787

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.   20549
                             _____________________




                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 X   For the quarterly period ended June 30, 1997
---                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---

                         Commission File Number 0-16748


                             INTERCARGO CORPORATION
             (Exact name of registrant as specified in its charter)




                       DELAWARE                    36-3414667
                (State or other jurisdiction      (IRS Employer
                     of incorporation)             Identification No.)


        1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
              (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



          Class                  Outstanding at August 12, 1997
--------------------------       ------------------------------
Common Stock, $1 par value              7,659,981 shares

                             INTERCARGO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX





                                                                                   PAGE
                                                                                   NUMBER
PART I.      FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Consolidated Balance Sheets at June 30, 1997
            (unaudited) and December 31, 1996                                        3

            Consolidated Statements of Income for the three month
            and six month periods ended June 30, 1997 (unaudited)
            and June 30, 1996 (unaudited)                                            4

            Consolidated Statements of Stockholders' Equity
            for the six months ended June 30, 1997 (unaudited)
            and June 30, 1996 (unaudited)                                            5

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1997 (unaudited) and
            June 30, 1996 (unaudited)                                                6

            Notes to Consolidated Financial Statements (unaudited)                   7

            Summary Statement of Income of Kingsway Financial Services,
            Inc. for the three month and six month periods ended June 30, 1997
            (unaudited) and June 30, 1996 (unaudited)                                8

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Position                                        9

PART II.    OTHER INFORMATION                                                       12

   SIGNATURES                                                                       17

   EXHIBITS                                                                         18

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                    June 30,    December 31,
                                                                      1997          1996
                                                                    --------     -----------
                                                                   (unaudited)
ASSETS
Investments
  Fixed maturities at fair value                                       $55,860   51,567
  Equity securities at fair value                                        1,737    1,557
  Investee at cost plus cumulative undistributed earnings               15,923   13,519
                                                                      --------  -------

    Total investments                                                   73,520   66,643

Cash and cash equivalents                                               13,005   18,492
Premiums receivable                                                     19,163   16,231
Accrued investment income                                                  888      833
Deferred policy acquisition costs                                        4,551    3,884
Reinsurance recoverable on loss and loss expense:
  Paid claims                                                            1,995       96
  Unpaid claims                                                          9,249    9,980
Prepaid reinsurance premiums                                             7,767    4,549
Notes receivable                                                           606      672
Deferred income tax                                                      2,347    2,375
Equipment, at cost less accumulated depreciation                         2,105    2,276
Goodwill                                                                 1,985    2,091
Other assets                                                             5,424    5,588
                                                                      --------  -------

    Total assets                                                      $142,605  133,710
                                                                      ========  =======

LIABILITIES
Losses and loss adjustment expenses                                    $46,285   47,037
Unearned premiums                                                       22,884   17,617
Funds held by Company                                                      382      491
Supplemental duty deposits                                               2,095    2,358
Accrued expenses and other liabilities                                   9,991    8,460
Notes payable                                                            9,735    9,735
                                                                      --------  -------

    Total liabilities                                                   91,372   85,698
                                                                      --------  -------

Commitments and Contingencies                                               --       --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares; issued and
  outstanding, 7,659,981 shares in 1997 and in 1996                      7,660    7,660
Additional paid-in capital                                              24,180   24,180
Net unrealized loss on foreign currency translation                    (1,022)    (978)
Net unrealized gain (loss) on marketable securities                      (250)    (366)
Retained earnings                                                       20,665   17,516
                                                                      --------  -------

    Total stockholders' equity                                          51,233   48,012
                                                                      --------  -------
    Total liabilities and stockholders' equity                        $142,605  133,710
                                                                      ========  =======



          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)




                                                    Three months ended June 30,     Six months ended June 30,
                                                    ------------------------------  ----------------------------
                                                              1997            1996           1997           1996
                                                    --------------  --------------  -------------  -------------
REVENUES
Insurance premium income                                   $13,836          16,590        $27,560         31,330
Net investment income                                        1,089             998          2,136          1,988
Commission income                                              147             219            304            386
Other income                                                    68              89            121             95
                                                    --------------  --------------  -------------  -------------

    Total                                                   15,140          17,896         30,121         33,799

LOSSES AND EXPENSES
Losses and loss adjustment expenses                          7,365           8,760         14,598         16,052
Policy acquisition costs                                     3,117           4,087          6,252          8,697
Other underwriting expenses                                  3,596           3,881          6,843          6,894
Interest expense                                               178             125            374            342
                                                    --------------  --------------  -------------  -------------

    Total                                                   14,256          16,853         28,067         31,985
                                                    --------------  --------------  -------------  -------------

Operating income                                               884           1,043          2,054          1,814

Income tax expense                                             276             397            619            604
                                                    --------------  --------------  -------------  -------------

Net income before equity in net income of investee             608             646          1,435          1,210
Equity in net income of investee                             1,436           1,108          2,404          1,660
                                                    --------------  --------------  -------------  -------------

NET INCOME                                                  $2,044           1,754         $3,839          2,870
                                                    ==============  ==============  =============  =============

Average number of shares of common stock
outstanding                                                  7,679           7,661          7,676          7,662

Net income per share                                         $0.27            0.23          $0.50           0.37
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

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)



                                                                                      Net
                                                                                   Unrealized       Net
                                                                                  Gain (Loss)   Unrealized
                                                                      Additional   On Foreign   Gain (Loss)               Stock-
                                                 Number of  Common     Paid-in      Currency        on         Retained   holders'
                                                  Shares     Stock      Capital   Translation   Investments    Earnings   Equity
                                                 --------------------------------------------------------------------------------
Balance at December 31, 1996                         7,660  $7,660      24,180       (978)        (366)        17,516     48,012

Net Income                                              --      --          --          --          --          3,839      3,839
Change in foreign currency translation                  --      --          --        (44)          --             --        (44)
Change in unrealized gain (loss)
  on marketable securities                              --      --          --          --         116             --        116
Dividends paid to stockholders                          --      --          --          --                       (690)      (690)
                                                    ------  ------     -------      -------      ------       -------    -------

Balance at June 30, 1997                             7,660  $7,660      24,180     (1,022)        (250)        20,665     51,233
                                                    ======  ======     =======    =======      =======        =======    =======

Balance at December 31, 1995                         7,641   7,641      24,104     (1,179)         567         12,488     43,621

Net income                                              --      --          --         --           --          2,870      2,870
Change in foreign currency translation                  --      --          --         20           --             --         20
Change in unrealized gain (loss)
   on marketable securities                             --      --          --         --       (1,167)            --    (1,167)
Dividends paid to stockholders                          --      --          --         --           --           (688)     (688)
                                                    ------  ------     -------      -------      ------       -------   -------

Balance at June 30, 1996                            7,641   $7,641      24,104     (1,159)        (600)        14,670    44,656
                                                   ======   ======      =======    =======      =======       =======   =======




          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                   Six months ended June 30,
                                                                   -------------------------
                                                                       1997           1996
                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $3,839           2,870
Adjustments to reconcile net income to net cash provided from operating activities:
    Realized gains                                                      (16)            (55)
    Depreciation and amortization                                        812             770
    Amortization of premiums on investments                               24              53
    Undistributed earnings of affiliate                              (2,404)         (1,660)
    Increase in premiums receivable                                  (2,932)         (4,516)
    Increase in deferred policy acquisition costs                      (667)           (453)
    Increase in reinsurance balances                                 (4,386)         (3,341)
    Change in income tax accounts                                       (32)             673
    Increase (decrease) in liability for losses and loss
      adjustment expenses                                              (751)             874
    Increase in unearned premiums                                      5,267           2,159
    Decrease in funds held                                             (109)            (98)
    Decrease in supplemental duty deposits                             (263)           (205)
    Increase in accrued expenses and other liabilities                 1,531           1,257
    Other, net                                                         (219)            (43)
                                                                     -------        --------
      Net cash used in operating activities                            (306)         (1,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
  Purchases                                                          (7,294)        (17,740)
  Sales                                                                2,412           8,970
  Maturities and calls                                                   750           2,908
Equity securities:
  Purchases                                                            (498)           (100)
      Sales                                                              425             671
Net sales (purchases) of short-term investments                        (102)             510
Sale of Kingsway common stock                                              -             412
Purchase of property and equipment, net                                (184)         (1,338)
                                                                     -------        --------
      Net cash used in investing activities                          (4,491)         (5,707)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid to stockholders                                         (690)           (688)
                                                                     -------        --------
      Net cash used in financing activities                            (690)           (688)
                                                                     -------        --------
Net increase (decrease) in cash and cash equivalents                 (5,487)         (8,110)
Cash and cash equivalents:
  Beginning of the period                                             18,492          16,478
                                                                     -------        --------
  End of the period                                                   13,005           8,368
                                                                     =======        ========


          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation

   The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997, and December 31, 1996, and the consolidated results of operations and the consolidated cash flows for the six month periods ended June 30, 1997, and 1996.

   The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

   The Company's common stock at June 30, 1997, consists of 7.7 million shares outstanding $1.00 par value per share. The Company also has 143 thousand outstanding stock options.

3. Long Term Debt

   The Company's $13.8 million bank line of credit had an outstanding balance amounting to $9.7 million at June 30, 1997 and December 31, 1996.

                       Kingsway Financial Services, Inc.
                          Summary Statement of Income
                                 (in thousands)
                                  (unaudited)





                            Three months ended June 30,     Six months ended June 30,
                            ------------------------------  ----------------------------
                                      1997            1996           1997           1996
                            --------------  --------------  -------------  -------------
REVENUES:
    Net premiums earned            $33,499          20,051        $57,864         31,504
    Other revenues                   2,193           1,467          4,744          2,644
                            --------------  --------------  -------------  -------------
    Total revenues                  35,692          21,518         62,608         34,148

EXPENSES:
    Claims incurred                 20,863          12,257         35,934         19,666
    Other expenses                   9,365           6,047         17,522          9,399
                            --------------  --------------  -------------  -------------
    Total expenses                  30,228          18,304         53,456         29,065


Income before income taxes           5,464           3,214          9,152          5,083

Income taxes                           885             858          1,508          1,562
                            --------------  --------------  -------------  -------------

NET INCOME                          $4,579           2,356         $7,644          3,521
                            ==============  ==============  =============  =============

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

FINANCIAL CONDITION

Total assets of the Company increased to $142.6 million at June 30, 1997 from $133.7 million at December 31, 1996. Total investments increased to $73.5 million from $66.6 million. Total stockholders' equity increased to $51.2 million from $48.0 million. This increase was the result of net income of $3.8 million, plus unrealized market value changes in investments, less dividends paid. On March 14, 1997 a dividend of $.09 per share was paid totaling $689,398.

RESULTS OF OPERATIONS

Earned premium for the second quarter of 1997 decreased $2.8 million, or 16.6%, to $13.8 million as compared to the second quarter of 1996. For the first six months of 1997, earned premium declined $3.8 million, or 12.0%, to $27.6 million from the same period in 1996. Included in the 1996 second quarter amount is $1.6 million of returned premium from reinsurers which was recaptured pursuant to a restructuring of the reinsurance treaty related to the U.S. Customs bonds product line. Bond earned premium was also negatively impacted by a change in the reinsurance on surety business and by the movement to rates net of commissions for U.S. Customs bonds. Losses and loss adjustment expenses for the second quarter of 1997 decreased $1.4 million, or 15.9%, from the second quarter of 1996 due primarily to the decrease in volume. For the first six months of 1997, losses and loss adjustment expenses decreased $1.5 million, or 9.1%, due to the decrease in volume. The loss ratio for the first six months of 1997 was 53.0% versus 51.2% for the first six months of 1996. This increase reflects a change in reserve factors in certain product lines.

Policy acquisition costs for the second quarter of 1997 decreased $970,000, or 23.7% from the second quarter of 1996. For the first six months of 1997 these costs decreased $2.4 million, or 28.1% from the first six months of 1996. The decrease is due to lower premium volumes, the continuing move to rate structures that are net of broker commissions, and to increased deferral rates for acquisition costs for products with improved margins.

Equity in net income of investee reflects the Company's equity in the earnings of Kingsway Financial Services, Inc. This component of net income increased $328,000, or 29.6% during the second quarter of 1997 as compared to the second quarter of 1996. For the first six months of 1997 the increase was $744,000, or 44.8% as compared to the first half of 1996. The increase reflects the continued strong operations of Kingsway, in which the Company currently has approximately a 31% ownership interest.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations absorbed $306,000 and $1.7 million of net cash flow for the six months ended June 30, 1997 and 1996, respectively. Increases in balances due from reinsurers and in premiums receivable were significant factors in the 1997 result. These factors are a result of timing differences. At June 30, 1997 and at December 31, 1996 the Company had borrowed $9.735 million against a line of credit with a maximum limit of $13.8 million.

The Company intends to offer and sell substantially all of its common shares of Kingsway Financial Services, Inc. The Kingsway shares will be included in a combination primary and secondary offering registered in Canada under which Kingsway will be selling shares of common stock for its own account. The Kingsway shares will not be, and have not been, registered under the U.S. Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of that Act. The Company currently holds 4,180,000 Kingsway common shares, of which 4,090,100 are expected to be sold in the offering. The net proceeds to the Company will be used to repay the principal balance of the Company's bank line of credit and for other corporate purposes. The securities offering is expected to be completed by the end of August, 1997.


FOREWARD LOOKING STATEMENTS

This statement includes foreward-looking information as that term is defined in the Private Securities Litigation Reform Act of 1995 and is therefore subject to certain risks and uncertainties. There can be no assurance that actual results, business conditions, business developments, losses and contingencies and local and foreign factors will not differ materially from that suggested in the foreward looking statements as a result of various factors including market conditions, competition, reinsurance availability, foreign affairs, and natural disasters.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the six month periods ended June 30, 1997 and 1996. It also sets forth the combined ratios by line and in the aggregate for the Company. Combined ratios on a GAAP basis are presented here as the Company feels this provides a conservative and consistent representation of operational performance as a whole. A combined ratio of less than 100% generally indicates an underwriting profit. Many of the large property and casualty companies which sell standard commercial and personal lines of insurance have historically posted combined ratios well in excess of 100%. No assurance is made that loss and loss adjustment expenses accruals upon which the Company's combined ratios are based may not prove to vary significantly from the ultimate results.






                                                                                            OTHER
                                 BOND              MARINE               E&O          PROPERTY & CASUALTY        TOTAL
                           -----------------  -----------------  -----------------   -------------------   ------------------
                           Earned   Combined  Earned   Combined  Earned   Combined    Earned     Combined   Earned   Combined
                           Premium   Ratio    Premium   Ratio    Premium   Ratio     Premium      Ratio     Premium   Ratio
                           -------  --------  -------  --------  -------  --------   -------     --------   -------  --------
Six months ended June 30,
          1997               9,317      95.0   14,124      99.9    1,654     127.2       2,465        96.2   27,560      99.5
          1996              13,785      77.8   13,209     116.3    1,941     133.3       2,395       143.7   31,330     102.5
 Year ended December 31,
          1996             $25,846      85.2  $26,932     113.8   $2,644     151.3      $5,631       135.3  $61,053     105.3
          1995              24,700      83.5   20,808     124.7    3,069     160.3       5,498       146.8   54,075     110.2
          1994              23,019      80.4   14,996     114.2    2,377     195.4       3,362       106.3   43,754     100.2
          1993              19,739     106.5   12,154      85.8    1,681     175.2         772       156.2   34,346     103.6
          1992              17,720     105.8   10,773      74.3    2,090     131.5         566       165.2   31,149      97.7

Net earned premium for the first six months of 1997 has decreased to $27.6 million from $31.3 million a year earlier. Included in the previous year's amount is $1.6 million of returned premium from reinsurers recaptured pursuant to a restructuring of the Customs bond treaty. Bond earned premium was also negatively affected by a change in reinsurance on the contract surety business and the movement to rates net of commissions for U.S. Customs bonds.

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

Item 2.  Changes in Securities - Not Applicable.


Item 3.  Defaults Upon Senior Securities - Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on May 16, 1997.

(b) Not applicable

(c) At said Annual Meeting, stockholders voted on the election of Class 1 Directors; the ratification of Ernst & Young LLP as auditors for fiscal year 1997; and, approval of an amendment to extend the term of the Company's Non-Qualified and Incentive Stock Option Plan ("Plan") by approximately 10 years. Results of the voting are as follows:



                                        VOTES RECEIVED

                                     FOR      AGAINST OR WITHHELD
                                  ---------   -------------------
DIRECTORS:
  Kenneth A. Bodenstein           6,870,467        263,638
  Albert J. Gallegos              6,870,467        263,638
Ratification of Auditors          7,132,205          1,900
Approval of Amendment to Plan     5,761,476        617,911

(d)  Not applicable

ITEM 5. OTHER INFORMATION

On July 2, 1997 the Company elected Stanley A. Galanski as President and Chief Executive Officer and added him to its Board of Directors. Mr. Galanski most recently served as President of New Hampshire Insurance Company, a subsidiary of American International Group, Inc. a commercial property and casualty insurer. Prior to that, Mr. Galanski served in several capacities with the Chubb Group of Insurance Companies.

Effective August 8, 1997, James R. Zuhlke resigned as Chairman of the Board of Directors and as a member of the Board. The Company does not expect that his resignation will materially impact the operations of the Company.

ITEM 6(a) EXHIBITS




                                 EXHIBIT INDEX




11.0    Computation of Earnings per share.

27.1    Financial Data Schedule

ITEM 6(b)          REPORTS ON FORM 8-K


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

Date: August 13, 1997.




                               (Registrant) INTERCARGO CORPORATION


                          By:  /s/ Stanley A. Galanski
                               -------------------------------------
                               Stanley A. Galanski
                               President and Chief Executive Officer


                          By:  /s/ Michael L. Rybak
                               --------------------------------------
                               Michael L. Rybak
                               Treasurer and Chief Financial Officer