Form 10-Q
period 1997-09-30
INTERCARGO CORP
filed 1997-11-14
CIK 815787

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.   20549
                            _____________________




                                  FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 X   For the quarterly period ended September 30, 1997
---
                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---

                       Commission File Number 0-16748
                       ------------------------------

                           INTERCARGO CORPORATION
           (Exact name of registrant as specified in its charter)


           DELAWARE                                            36-3414667
(State or other jurisdiction of                               (IRS Employer
       incorporation)                                      Identification No.)


       1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
            (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                                Outstanding at November 13, 1997
--------------------------                     --------------------------------
Common Stock, $1 par value                             7,699,981 shares

                           INTERCARGO CORPORATION

                                  FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                    INDEX

                                                                         PAGE
PART I.      FINANCIAL INFORMATION                                      NUMBER
     Item 1. Financial Statements
             Consolidated Balance Sheets at September 30, 1997
             (unaudited) and December 31, 1996                             3

             Consolidated Statements of Income for the three month
             and nine month periods ended September 30, 1997 (unaudited)
             and September 30, 1996 (unaudited)                            4

             Consolidated Statements of Stockholders' Equity
             for the nine months ended September 30, 1997 (unaudited)
             and September 30, 1996 (unaudited)                            5

             Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1997 (unaudited) and
             September 30, 1996 (unaudited)                                6

             Notes to Consolidated Financial Statements (unaudited)        7

             Summary Statements of Income of Kingsway Financial Services,
             Inc. for the three month and nine month periods ended
             September 30, 1997 (unaudited) and September 30, 1996
             (unaudited)                                                   8

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Position                             9

PART II.     OTHER INFORMATION                                             12

     SIGNATURES                                                            13

     EXHIBITS                                                              14


                   INTERCARGO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 September 30,  December 31,
                                                     1997           1996
                                                 -------------  ------------
                                                  (unaudited)
ASSETS
Investments
  Fixed maturities at fair value                    $ 51,284      51,567
  Equity securities at fair value                      4,168       1,557
  Investee at cost plus cumulative
    undistributed earnings                                 -      13,519
                                                    --------     -------
    Total investments                                 55,452      66,643

Cash and cash equivalents                             76,339      18,492
Premiums receivable                                   15,303      16,231
Accrued investment income                                947         833
Deferred policy acquisition costs                      3,683       3,884
Reinsurance recoverable on loss and loss expense:
  Paid claims                                          4,399          96
  Unpaid claims                                       11,527       9,980
Prepaid reinsurance premiums                           7,245       4,549
Notes receivable                                         128         672
Deferred income tax                                    1,508       2,375
Equipment, at cost less accumulated depreciation       1,994       2,276
Goodwill                                                 986       2,091
Other assets                                           6,280       5,588
                                                    --------     -------
    Total assets                                    $185,791     133,710
                                                    ========     =======

LIABILITIES
Losses and loss adjustment expenses                 $ 51,710      47,037
Unearned premiums                                     20,973      17,617
Funds held by Company                                    482         491
Supplemental duty deposits                             2,078       2,358
Accrued expenses and other liabilities                10,853       7,839
Income taxes payable                                  15,772         621
Notes payable                                              -       9,735
                                                    --------     -------
    Total liabilities                                101,868      85,698
                                                    --------     -------

Commitments and Contingencies                             --          --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized
  20,000,000 shares; issued and
  outstanding, 7,699,981 shares in 1997
  and 7,648,981 shares in 1996                         7,700       7,660
Additional paid-in capital                            24,400      24,180
Net unrealized loss on foreign
  currency translation                                   (23)       (978)
Net unrealized gain (loss) on
  marketable securities                                1,838        (366)
Retained earnings                                     50,008      17,516
                                                    --------     -------
    Total stockholders' equity                        83,923      48,012
                                                    --------     -------
    Total liabilities and stockholders' equity      $185,791     133,710
                                                    ========     =======



        See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)

                                     Three months ended September 30,    Nine months ended September 30,
                                     --------------------------------    ---------------------------
                                          1997              1996            1997           1996
                                          ----              ----            ----           ----
REVENUES
Insurance premium income                 $12,977            13,365       $40,537          44,696
Net investment income                     49,934               797        52,069           2,784
Commission income                            183               133           487             519
Other income                                 126                39           248             134
                                         -------            ------       -------          ------
    Total                                 63,220            14,334        93,341          48,133

LOSSES AND EXPENSES
Losses and loss adjustment expenses       10,017             7,062        24,615          23,114
Policy acquisition costs                   3,299             4,342         9,550          13,039
Other underwriting expenses                5,717             3,106        12,560          10,001
Interest expense                             114               161           488             503
                                         -------            ------       -------          ------
    Total                                 19,147            14,671        47,213          46,657
                                         -------            ------       -------          ------

Operating income                          44,073              (337)       46,128           1,476

Income tax expense                        14,995              (199)       15,614             404
                                         -------            ------       -------          ------

Net income before equity in net
  income of investee                      29,078              (138)       30,514           1,072
Equity in net income of investee             954               809         3,357           2,469
                                         -------            ------       -------          ------
NET INCOME                               $30,032               671       $33,871           3,541
                                         =======            ======       =======          ======

Average number of shares of
common stock outstanding                   7,674             7,658         7,667           7,658

Net income per share                     $  3.91              0.09       $  4.42            0.46
                                         =======            ======       =======          ======




         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                 (unaudited)

                                                                                          Net
                                                                                       Unrealized
                                                                                         (Loss)
                                                           Number          Additional  On Foreign
                                                             of    Common    Paid-in    Currency
                                                           Shares   Stock    Capital   Translation
---------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                7,660  $7,660      24,180         (978)

Net Income                                                     --      --          --           --
Change in foreign currency translation                         --      --          --          955
Change in unrealized gain (loss) on marketable securities      --      --          --           --
Stock options exercised                                        40      40         220           --
Dividends paid to stockholders                                 --      --          --           --
                                                           ------  ------  ----------  -----------

Balance at September 30, 1997                               7,700  $7,700      24,400          (23)
                                                           ======  ======  ==========  ===========

Balance at December 31, 1995                                7,641   7,641      24,104       (1,179)

Net income                                                     --      --          --           --
Change in foreign currency translation                         --      --          --           23
Change in unrealized gain (loss) on marketable securities      --      --          --           --
Stock options exercised                                         8       8          32           --
Dividends paid to stockholders                                 --      --          --           --
                                                           ------  ------  ----------  -----------

Balance at September 30, 1996                               7,649   7,649      24,136       (1,156)
                                                           ======  ======  ==========  ===========


                                                               Net
                                                            Unrealized
                                                               Gain
                                                              (Loss)
                                                                on       Retained  Stockholders'
                                                            Investments  Earnings     Equity
-----------------------------------------------------------------------------------------------
Balance at December 31, 1996                                      (366)    17,516         48,012

Net Income                                                           --    33,871         33,871
Change in foreign currency translation                               --        --            955
Change in unrealized gain (loss) on marketable securities         2,204        --          2,204
Stock options exercised                                              --        --            260
Dividends paid to stockholders                                       --    (1,379)        (1,379)
                                                            -----------  --------  -------------
Balance at September 30, 1997                                     1,838    50,008         83,923
                                                            ===========  ========  =============

Balance at December 31, 1995                                        567    12,488         43,621

Net income                                                           --     3,541          3,541
Change in foreign currency translation                               --        --             23
Change in unrealized gain (loss) on marketable securities          (904)       --          (904)
Stock options exercised                                              --        --             40
Dividends paid to stockholders                                       --    (1,376)        (1,376)
                                                            -----------  --------  -------------
Balance at September 30, 1996                                      (337)   14,653         44,945
                                                            ===========  ========  =============



         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)

                                                            Nine months ended September 30,
                                                            -------------------------------
                                                                     1997       1996
                                                                  --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 33,871      3,541
Adjustments to reconcile net income to net cash provided from operating activities:
    Realized Gains                                                 (48,861)       (30)
    Depreciation and amortization                                    1,214      1,052
    Amortization of premiums on investments                             33         73
    Undistributed earnings of affiliate                             (3,357)    (2,469)
    Decrease (Increase) in premiums receivable                         928     (6,710)
    Decrease in deferred policy acquisition costs                      201        255
    Increase in reinsurance recoverables                            (8,546)    (3,533)
    Change in income tax accounts                                   14,882        707
    Increase in liability for losses and loss
      adjustment expenses                                            4,673      1,810
    Increase in unearned premiums                                    3,356      1,814
    Decrease in funds held                                              (9)      (160)
    Decrease in supplemental duty deposits                            (280)      (297)
    Increase (decrease) in accrued expenses and other liabilities    3,014      4,173
    Other, net                                                      (1,341)       135
                                                                  --------   --------
      Net cash provided from (used in) operating activities           (222)       361
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
  Purchases                                                        (13,025)   (21,983)
  Sales                                                             11,702     12,730
  Maturities and calls                                               2,318      3,443
Equity securities:
  Purchases                                                           (498)      (100)
      Sales                                                          1,010      1,745
Net sales (purchases) of short-term investments                         (2)       510
Sale of Kingsway common stock                                       67,665        412
Purchase of property and equipment, net                               (247)    (1,660)
                                                                  --------   --------
      Net cash used in investing activities                         68,923     (4,903)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of notes payable                                          (9,735)         -
Proceeds from exercise of stock options                                260         40
Dividends paid to stockholders                                      (1,379)    (1,376)
                                                                  --------   --------
      Net cash used in financing activities                        (10,854)    (1,336)
                                                                  --------   --------
Net increase (decrease) in cash and cash equivalents                57,847     (5,878)
Cash and cash equivalents:
  Beginning of the period                                           18,492     16,478
                                                                  --------   --------
  End of the period                                               $ 76,339     10,600
                                                                  =========  ========


        See  accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1997, and December 31, 1996, and the consolidated results of operations and the consolidated cash flows for the nine month periods ended September 30, 1997, and 1996.

     The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The Company's common stock at September 30, 1997 consists of approximately
     7.7 million shares outstanding $1.00 par value per share. The Company also has outstanding stock options to purchase in the aggregate 109 thousand shares of common stock.

3.   Long Term Debt

     The Company's bank line of credit had an outstanding balance amounting to $9.7 million at December 31, 1996. The Company repaid the $9.7 million during the current quarter with proceeds from the sale of substantially all of the Company's shares of Kingsway.

                      Kingsway Financial Services, Inc.
                         Summary Statements of Income
                                (in thousands)
                                 (unaudited)

                                  Three months ended September 30,    Nine months ended September 30,
                                  --------------------------------    -------------------------------
                                      1997              1996              1997              1996
                                      ----              ----              ----              ----
REVENUES:
    Net premiums earned              $52,282           $31,005          $131,852           $74,037
    Other revenues                     7,854             2,278            14,378             5,890
                                     -------           -------          --------           -------
    Total revenues                    60,136            33,283           146,230            79,927

EXPENSES:
    Claims incurred                   35,913            19,258            85,327            46,120
    Other expenses                    16,130             9,605            40,224            22,444
                                     -------           -------          --------           -------
    Total expenses                    52,043            28,863           125,551            68,564


Income before income taxes             8,093             4,420            20,679            11,363

Income taxes                           1,502             1,961             3,576             4,094
                                     -------           -------          --------           -------
NET INCOME                           $ 6,591           $ 2,459          $ 17,103           $ 7,269
                                     =======           =======          ========           =======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the company increased to $185.8 million at September 30, 1997 from $133.7 million at December 31, 1996. Total investments decreased to $55.5 million from $66.6 million, following the sale of substantially all of the Company's shares in Kingsway Financial Services. Cash and cash equivalents increased to $76.3 million at September 30, 1997 from $18.5 million at December 31, 1996 as a result of receiving $67.7 million for the sale of the Kingsway shares. Of this amount received, $9.7 million was used to extinguish debt. Stockholders' equity increased to $83.9 million at September 30, 1997 from $48.0 million at December 31, 1996. This increase was the result of net income of $33.9 million, plus unrealized market value changes in investments, less dividends paid. On both September 15, 1997 and March 14, 1997 dividends of $.09 per share were paid totaling $689,398 on each date, for a year to date total of $1,378,796.

RESULTS OF OPERATIONS

Earned premium for the third quarter of 1997 decreased $388,000, or 2.9% to $13.0 million as compared to the third quarter of 1996. For the first nine months of 1997 earned premium decreased $4.2 million, or 9.3% to $40.5 million from the same period in 1996. Bond earned premiums in the third quarter of 1997 were negatively impacted by the movement to rates net of commissions for U.S. Customs bonds as well as some weakening in market rates for that line. Commercial and contract surety business premium earnings in the third quarter of 1997 decreased $861,000 or 54.2% compared to the third quarter of 1996. The Company had been evaluating its continued involvement in that line during the first seven months of 1997. During that period sales in that line deteriorated. The Company has now determined to remain in that line and has increased its sales efforts with the expectation of growing the contract surety business. Marine earned premiums increased 4.2% in the third quarter of 1997 to $6.5 million as compared to the third quarter of 1996. E&O earned premiums in the third quarter of 1996 included additional retrospective reinsurance premium ceded of $1.4 million. Other property and casualty net earned premium for the third quarter of 1997 declined $239,000, or 14.8% as compared to the third quarter of 1996.

Net investment income of $49.9 million for the third quarter of 1997 reflects a gain before income taxes of $49.4 million from the sale of substantially all of the Company's interest in Kingsway Financial Services. Also included in the results for the third quarter is $599,000 in realized losses on the disposition of various investments with carrying values in excess of current market rates.

Loss and loss adjustment expenses for the third quarter of 1997 increased $3.0 million, or 41.8% from the third quarter of 1996. During 1997, $3.0 million was added to loss and loss adjustment expenses across several lines. Loss and loss adjustment expense reserves are estimated using a range of values. The overall reserves carried by the Company have been within such ranges. Management nevertheless considers it prudent to further strengthen these reserves so as to provide greater margins in the event of adverse development arising from unanticipated events. Had this action not been taken the loss ratio for the third quarter of 1997 would have been 54.1% rather than the resultant 77.2%, and the loss ratio for the first nine months of 1997 would have been 53.3% rather than the resultant 60.7%. The loss ratios for the third quarter of 1996 and the first nine months of 1996 were 52.8% and 51.7%, respectively.

Policy acquisition costs for the third quarter of 1997 decreased approximately $1.0 million, or 24.0% as compared to the third quarter of 1996. For the first nine months of 1997 these costs decreased $3.5 million, or 26.8% from the first nine months of 1996. The decrease is due to lower levels of earned premiums, the move to rate structures that are net of broker commissions, and to increased deferral rates for acquisition costs for certain products with improved margins.

Other underwriting expenses increased $2.6 million in the third quarter of 1997 as compared to the third quarter of 1996. For the first nine months of 1997 such costs increased $2.6 million as compared to the same period in 1996. Included in the 1997 amounts is $1.2 million, in addition to normal accruals, for allowances for bad debts. Management deemed it prudent to fully reserve the balance due from a customer with whom litigation is pending. The Company also wrote off a customer account, without reducing the existing allowance for bad debts balance, where a rapid deterioration in that customer's business resulted in its demise. Included also in the 1997 amounts is approximately $450,000 related to severance and other costs in connection with a change in senior management.

Equity in net income of investee reflects the Company's equity in the earnings of Kingsway Financial Services, Inc. up to the time that the Company sold a substantial portion of its holdings. Following this sale, the Company now owns less than 1% of the Kingsway shares outstanding, and its investment will no longer be carried under the equity method of accounting for investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations absorbed $222,000 of net cash flow for the nine months ended September 30, 1997. Operations generated net cash flow of $361,000 for the first nine months of 1996. Investing activities generated net cash flow for the first nine months of 1997 of $68.9 million primarily from the sale of the Kingsway shares. Financing activities for the first nine months of 1997 absorbed $10.9 million of net cash flows primarily as a result of extinguishing outstanding debt of $9.7 million. The Company is currently evaluating the establishment of a new credit facility in the range of $10 million to $15 million.

FOREWARD LOOKING STATEMENTS

This statement includes foreward-looking information as that term is defined in the Private Securities Litigation Reform Act of 1995 and is therefore subject to certain risks and uncertainties. There can be no assurance that actual results, business developments, losses and contingencies and local and foreign factors will not differ materially from that suggested in the foreward looking statements as a result of various factors including market conditions, competition, reinsurance availability, foreign affairs, and natural disasters.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the nine month periods ended September 30, 1997 and 1996. It also sets forth the combined ratios by line and in the aggregate for the Company.

U.S. AND U.K. OPERATIONS


                         --------------------------------------------------------------------------------------------------
                                                                                         OTHER
                               BOND              MARINE               E&O          PROPERTY & CASUALTY          TOTAL
                         --------------------------------------------------------------------------------------------------
                          Earned   Combined  Earned   Combined  Earned   Combined    Earned     Combined   Earned   Combined
                         Premium    Ratio    Premium   Ratio    Premium   Ratio     Premium      Ratio     Premium   Ratio
----------------------------------------------------------------------------------------------------------------------------
   Nine months ended
      September 30,
         1997             13,627     102.2  $20,640     116.2   $2,429     151.6      $3,841       122.5  $40,537     114.2
         1996             19,708      79.5  $19,422     113.9   $1,505     177.7      $4,009       141.4  $44,645     103.3
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31,
         1996            $25,846      85.2  $26,932     113.8   $2,644     151.3      $5,631       135.3  $61,053     105.3
         1995             24,700      83.5   20,808     124.7    3,069     160.3       5,498       146.8   54,075     110.2
         1994             23,019      80.4   14,996     114.2    2,377     195.4       3,362       106.3   43,754     100.2
         1993             19,739     106.5   12,154      85.8    1,681     175.2         772       156.2   34,346     103.6
         1992             17,720     105.8   10,773      74.3    2,090     131.5         566       165.2   31,149      97.7
----------------------------------------------------------------------------------------------------------------------------

Net earned premium for the first nine months of 1997 has decreased to $40.5 million from $44.7 million a year earlier. Included in the previous year's amount is $1.6 million of returned premium from reinsurers recaptured pursuant to a restructuring of the Customs bond treaty. Bond earned premium was also negatively effected by a change in reinsurance on the contract surety business and the movement to rates net of commissions for U.S. Customs bonds, as well is some weakening in market rates.

The combined ratio for bonds was negatively affected by the decline in premium volume in 1997. The combined ratio for the marine line reflects a reserve strengthening in 1997 of $1.9 million. The E&O line combined ratio improved in 1997 primarily as a result of higher earned premium. The combined ratio for other Property and Casualty benefited in 1997 from expense allowances under certain reinsurance treaties.

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


Item 3.    Defaults Upon Senior Securities - Not Applicable.


Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable.


Item 5.    Other Information - Not Applicable.


Item 6(a) Exhibits - See Exhibit Index immediately following the signature page.


Item 6(b)  Reports on Form 8-K -


           The Company filed a Form 8-K on August 15, 1997, which addressed the Company's intention to dispose of essentially all of its holdings in Kingsway Financial Services. A Form 8-K was filed on September 8, 1997 which addressed the consummation of the sale of Kingsway shares, which occurred on August 25, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1997


                                    (Registrant) INTERCARGO CORPORATION



                               By:  /s/ Stanley A. Galanski
                                    -------------------------------------
                                    Stanley A. Galanski
                                    President and Chief Executive Officer


                               By:  /s/ Michael L. Rybak
                                    -------------------------------------
                                    Michael L. Rybak
                                    Vice President
                                    Chief Financial Officer, Treasurer

                                EXHIBIT INDEX


11.0  Computation of Earnings per share.

27.1  Financial Data Schedule