Form 10-K
period 1997-12-31
INTERCARGO CORP
filed 1998-03-27
CIK 815787

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


        /X/     Annual Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934 [No Fee Required]
                     For the Fiscal Year Ended December 31, 1997
                                      OR
        /  /    Transition report pursuant to Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934 [No Fee Required]

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

---------

Aggregate Market Value of Voting Stock held by nonaffiliates as of March 16, 1998: $101,543,499 Number of Shares of Common Stock outstanding as of March
16, 1998:   7,699,981

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report for 1997 (incorporated by reference under Part II).

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (incorporated by reference under Part III).

=============================================================================

                                    PART I

        Statements made in this document that present information that is not historic, including among other things, anticipated financial performance, sources and extent of liquidity and capital, anticipated business activities, business prospects, new products and markets, and business relationships are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon, or comparable terminology. There are numerous risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

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

        In the United States, IIC's products are distributed primarily through a wholly-owned subsidiary, International Advisory Services, Inc. ("IAS") and its insurance agency subsidiaries under the trade name, Trade Insurance Services, Inc. Distribution through other channels is being expanded.

        IIC opened a branch office in London in April, 1994. This office underwrites marine cargo insurance through independent insurance brokers. In October, 1995, the Company acquired Eastern Insurance Limited, a Hong Kong licensed insurer and renamed the company Intercargo Insurance Company H.K. Limited, and commenced operations in May, 1996. The Hong Kong subsidiary underwrites marine cargo and professional liability insurance through Trade Insurance Services and independent brokers.

        In December, 1995 the Company participated in an initial public offering by the Company's Canadian subsidiary, Kingsway Financial Services, Inc. ("Kingsway") and as a result of this and the underwriters' overallotment exercised in January 1996, the Company's ownership interest in Kingsway was reduced from 100% to 47%. In October 1996 Kingsway completed a secondary public offering in which the Company also participated. As a result of this, the ownership interest was further reduced to 31.5%. In August 1997 the Company sold 4,018,180 of its remaining total holdings in Kingsway of 4,180,000 shares, thereby reducing its ownership interest to less than 1%. The Company no longer considers Kingsway to be a subsidiary.

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

PROFESSIONAL LIABILITY INSURANCE

        The Company provides professional liability coverage for customs brokers, freight forwarders and other service firms engaged in the international movement of cargo. Professional liability insurance policies protect these firms against certain claims arising from the unintentional errors or omissions of their operations that result in financial injury to their clients. These policies exclude coverage for punitive damages and are issued on a "claims made" basis, which means that claims involving alleged negligent acts must be reported during the stated policy term. The Company's professional liability program has been endorsed by the National Customs Brokers and Forwarders Association of America since 1989.

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

OTHER PROPERTY AND CASUALTY INSURANCE

        The Company markets commercial property and casualty products to customs brokers, freight forwarders and other service firms engaged in the international movement of cargo. The Company is authorized to write these coverages in 48 states. The product is designed to meet the specific requirements of the broker/forwarder industry.

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

FOREIGN OPERATIONS

        See note 14 of Notes to Consolidated Financial Statements for information relating to revenues, operating income and identifiable assets related to the Company's operations in the United Kingdom and Hong Kong, which information is incorporated by reference from the Company's 1997 Annual Report to Stockholders.

MARKETING AND DISTRIBUTION

        IAS has agency offices located in Boston, Charleston, Chicago, Hong Kong, Houston, Los Angeles, Miami, New York, San Francisco, Seattle and Toronto. Together with a network of subproducers, IAS acts as the principal insurance agency for approximately 53% of the Company's gross written premiums. IAS's agency offices operate under the trade name, Trade Insurance Services, Inc. In addition to IAS and its subproducers, the Company has appointed independent agents.

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

        Excess of loss reinsurance on the Company's Customs bond business is provided through contracts with four reinsurance companies: American Re-Insurance Company ("American Re"), First Excess and Reinsurance Company, Employers Reinsurance Company ("Employers Re") and Transatlantic Reinsurance ("Transatlantic"). Excess of loss reinsurance is a form of reinsurance which indemnifies the ceding insurer up to an agreed amount against all or a portion of the amount of loss in excess of a specified retention. The Company now retains risks up to $500,000 per bond or per principal. Under the contracts, the reinsurers automatically assume the risk of losses on the Company's bonds between $500,000 and $3,700,000 on any one principal. Bonds written for amounts greater than $3,700,000 must be submitted to the reinsurers for acceptance on a case-by-case basis and the Company may not fully reinsure all exposures above $3,700,000.

        Excess of loss reinsurance on the Company's marine cargo insurance is provided through a reinsurance treaty between the Company, American Re and Munich Reinsurance Company ("Munich Re"). Under the contracts, American Re and Munich Re automatically assume the risk of losses between $200,000 and $5,000,000 on any one occurrence. In addition, the Company has a facultative treaty with Lloyd's of London and several smaller participants which allows it to write policies in excess of $5,000,000 up to a limit of $25,000,000.

        The reinsurance on the Company's professional liability program is placed with Employers Re. The Company retains $100,000 of the first $200,000 of loss on any one policy or occurrence under a quota share arrangement. The reinsurer provides reinsurance of $800,000 in excess of this first $200,000 and also provides $2,000,000 additional capacity as needed.

        Reinsurance on the Company's other property and casualty insurance consists of quota share, excess of loss and surplus reinsurance. Surplus reinsurance indemnifies the Company by ceding a percentage of premiums and losses based upon total insured value. The Company's net retention is $100,000. Employers Re provides excess of loss coverage for the workers compensation and commercial general liability lines, and it provides surplus reinsurance for commercial property. Excess of loss coverage under truck liability is provided by several reinsurers including Continental Casualty Company ("Continental Casualty"), Great Lakes American Reinsurance Co. ("Great Lakes Re"), Kemper Reinsurance Company ("Kemper Re"), Trenwick America Reinsurance, USF Re, Gerling Global Reinsurance Corp., Hartford Fire Insurance Company ("Hartford"), and Republic Western Insurance Company ("Republic").
USF Re, Great Lakes Re and Kemper Re also provide quota share coverage for truck liability. Quota share reinsurers for the commercial umbrella liability coverage include Security Insurance Company of Hartford, Kemper Re, Continental Casualty, Underwriters Reinsurance Company, and Sorema.

Through the end of 1997 the reinsurance program to cover contract and miscellaneous bonds included a quota share treaty wherein the Company retained a 50% share of the first $250,000 in losses, while Kemper Re, Hartford Re, Republic and Transatlantic provided the remainder. Effective January 1, 1998 this quota share program was discontinued. Losses in excess of $250,000 up to $6,000,000 are ceded to these same reinsurers.

        The ceding of reinsurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. The Company also remains liable for losses which exceed the limits of coverage afforded by its reinsurance agreements. In addition to the per occurrence limits set forth above, the annual aggregate limit on the Company's Customs bond reinsurance contract is $6.4 million and the annual aggregate limit on the marine cargo reinsurance contract is $17.5 million.

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

        Substantially all U.S. Customs bond losses are paid to Customs as the party indemnified by the bond. The Company receives periodic notices of importer defaults from Customs in the normal course of business. Because of the nature of the U.S. Customs bond business, the majority of claim notices received from Customs typically do not result in actual claim payments by the Company because of payment by the principal, adequate defenses of the principal or the Company with respect to the claim or the correction of a non-compliance situation.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996      1995
                                                              ------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Unpaid Losses and LAE at beginning of period,
  net of reinsurance recoverables of $9,980, $3,138, and
  $3,830                                                      $ 37,057   $ 33,155   $ 35,006
Unpaid Losses and LAE of acquired entities
  at the beginning of the period                                    --         --      1,300
                                                              --------   --------   --------

Adjusted unpaid losses and LAE at the beginning
  of the period                                                 37,057     33,155     36,306
                                                              --------   --------   --------
Provision for Losses and LAE for claims occurring during:
  U.S., U.K. and Hong Kong operations
    Current year                                                34,260     31,876     28,426
    Prior years                                                    585        431      2,090
  Canadian operations
    Current year                                                    --         --     17,216
    Prior years                                                     --         --      4,014
                                                              --------   --------   --------
Total                                                           34,845     32,307     51,746
                                                              --------   --------   --------

Less Losses and LAE payments for claims occurring during:
  U.S., U.K. and Hong Kong operations
    Current year                                               (10,896)   (10,798)    (9,921)
    Prior years                                                (17,621)   (17,607)   (11,620)
  Canadian operations
    Current year                                                    --         --     (7,570)
    Prior years                                                     --         --     (8,585)
                                                              --------   --------   --------
Total                                                          (28,517)   (28,405)   (37,696)

Adjustment to deconsolidate Canadian operations                     --         --    (17,201)
                                                              --------   --------   --------
Unpaid Losses and LAE at end of period,
  net of reinsurance recoverables of $11,970
        $9,980 and $  3,138                                   $ 43,385   $ 37,057   $ 33,155
                                                              ========   ========   ========

---------------

        Any adjustments to reserves are reflected in operating results for the period in which they are made.

        The following table presents development of total Company reserves and liability paid for the periods indicated.


                                                                Year Ended December 31,
                            1987     1988     1989     1990     1991     1992     1993     1994     1995     1996    1997
                            ----     ----     ----     ----     ----     ----     ----     ----     ----     ----    ----
                                                                (Dollars in thousands)
Liability for unpaid
losses and LAE            $ 9,414  $11,459  $12,584  $14,133  $25,867  $23,940  $26,289  $35,006  $33,155  $37,057  43,385
Cumulative amount of
liability paid through:
   One Year Later           5,254    6,019    5,216    6,039   12,611   12,531   14,244   20,205   17,608   17,622
   Two Years Later          8,803    8,826    8,748   10,893   18,471   17,711   22,819   25,890   23,825
   Three Years Later       10,985   11,396   12,106   13,079   21,521   24,280   26,934   28,244
   Four Years Later        12,963   14,375   13,525   13,782   28,746   25,908   28,254
   Five Years Later        15,400   15,224   13,906   21,892   29,131   26,694
   Six Years Later         16,108   15,488   14,179   22,223   29,599
   Seven Years Later       16,318   15,766   14,432   22,382
   Eight Years Later       16,517   15,830   14,590
   Nine Years Later        16,478   15,937
   Ten Years Later         16,493

Liability re-estimated
 as of:
   One Year Later          10,080   11,629   13,592   13,367   26,551   25,728    28,426   41,110   33,586   37,642
   Two Years Later         11,356   14,011   13,301   16,666   25,974   24,667    29,851   41,491   34,193
   Three Years Later       13,974   14,502   16,273   15,613   25,060   23,289    31,883   41,286
   Four Years Later        15,301   17,499   15,351   14,966   24,192   24,208    31,394
   Five Years Later        17,782   16,656   14,790   14,765   24,536   23,542
   Six Years Later         17,051   16,038   14,209   15,225   23,947
   Seven Years Later       16,736   15,774   14,613   14,644
   Eight Years Later       16,565   16,010   14,302
   Nine Years Later        16,713   15,829
   Ten Years later         16,501

Cumulative deficiencies
   (Redundancies)         $ 7,087  $ 4,370  $ 1,718  $   511  ($1,920)   ($398)  $ 5,105  $ 6,280  $ 1,038  $   585
                          =======  =======  =======  =======  =======  =======   =======  =======  =======  =======

Generally accepted accounting principles (GAAP) require insurance liabilities on the balance sheet be reported without reduction for anticipated recoverables under reinsurance contracts. Statutory accounting practices continue to permit reporting on a net basis. The following table sets forth the reconciliation of GAAP reported reserves to reserves net of reinsurance as shown above.

                                               December 31,
                                          1997     1996     1995
                                        -------------------------
                                         (dollars in thousands)
Gross loss and loss adjustment
  expense reserves                      $55,355  $47,037  $36,293
Ceded to other insurance companies (1)   11,970    9,980    3,138
                                        -------  -------  -------

Net liability as stated above           $43,385  $37,057  $33,155
                                        =======  =======  =======

----------------------------

(1) Before reduction for funds held from reinsurers

        As indicated in the above tables, the Company has experienced adverse loss development for policy years other than 1991 and 1992. Reserve deficiencies for 1990 and prior have developed primarily in the U.S. Customs bond line of business. Historical reserve deficiencies resulted from several causes, including modifications in the administrative procedures utilized by Customs in the claims assessment and collection area; the previously described computerization of the claims administration process by Customs; certain court decisions regarding claims administration procedures that were decided favorably to Customs and certain extraordinary losses experienced by the Company. The extraordinary losses were related to a discontinued line of bond business for environmental and safety requirements for imported automobiles, a discontinued program for travel agents and a Customs determination on certain steel importations involving countervailing duty and anti-dumping issues. (In accordance with Customs procedures operative at the time, these risks were primarily secured by many single entry bonds.) The aggregate cumulative losses on these items is approximately $5,500,000, net of reinsurance ceded. The Customs regulations have been modified to restrict such aggregation of liability in the future. Moreover, the database now permits the Company to track and control such aggregations on a more timely basis.

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

        During 1997, $3.0 million was added to loss and loss adjustment expense reserves across several lines. Loss and loss adjustment expense reserves are estimated using a range of values. The overall reserves carried by the Company have been within such ranges. Management nevertheless considered it prudent to further strengthen these reserves so as to provide greater margins in the event of adverse development arising from unanticipated events.

        Claims experience tends to be dependent upon the frequency of claims and the severity of individual claims. Severity exposures are the subject of certain excess of loss reinsurance treaties as described above. Until recent Customs' automation, obtaining reliable information on the frequency of claims was difficult and was further compounded by the historically long delays in Customs' claims assessment and processing. Currently, Customs forwards a computer tape of outstanding bills for additional duty and liquidated damages to the Company on a weekly basis. This data is input to the Company's computer and used to initiate claims handling procedures.

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

        In past years the Company had few competitors in the U.S. for its professional liability product. Recently more competitors have emerged with a similar product. In Canada, alternative coverages are marketed by competitors in conjunction with a broad form marine and liability policy. The Company developed a new form, the International Transit Liability Policy ("ITL"), to be more compatible to Canadian market expectations. The Company believes that its ability to provide prompt, efficient service to customs brokers and freight forwarders, as well as its expertise and understanding of the risks involved in those industries, provide a competitive advantage over other carriers in both its professional liability lines and its property and casualty lines.

REGULATION

        U.S. Federal Regulation. U.S. Customs bonds are sold pursuant to federal regulations requiring virtually every importer of goods into the United States to post a bond. IIC currently maintains a Certificate of Authority as a surety company qualified to write U.S. Customs bonds pursuant to federal law and applicable regulations promulgated by the U.S. Department of Treasury (the "Treasury"). The Treasury determines the maximum amount of risk retention per bond for each qualified insurance company. IIC is qualified to write U.S. Customs bonds and retain an aggregate up to $2,830,000 of liability on any one bond.

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

        State Regulation. The Company and its U.S. insurance subsidiary are subject to regulation under the various state insurance laws where the subsidiary is licensed, including each particular state's insurance holding company law ("Holding Company Law"). Such regulation is designed generally to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and examination of the affairs of insurance companies, which includes periodic financial and market conduct examinations by regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, the Company's insurance subsidiary must file rates for insurance directly underwritten with the insurance department of each state in which it operates. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by domiciled insurance companies in order to protect their solvency.

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

        The National Association of Insurance Commissioners (NAIC) facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Certain of these regulations address the reporting and regulation of the adequacy of capital and surplus. At December 31, 1997, Intercargo Insurance Company's required risk-based capital was $7,542,284; reported capital and surplus was $34,356,961.

        Foreign Regulation. In the U.K. the Company is subject to regulation by the Insurance Division, Department of Trade and Industry. In Hong Kong, the Company is subject to regulation by the Office of the Commissioner of Insurance under the Insurance Companies Ordinance and related amendments. Violations of the provisions under which these foreign locations operate can lead to various regulatory actions, up to and including the loss of the ability to operate.

INVESTMENT POLICY

        The Company's investment policy requires that fixed income invested assets be comprised of investment grade securities of short to medium term. The Company does not invest in real estate or real estate securities, "high yield" bonds or derivatives. The Company's philosophy is to hold its investments to maturity when feasible, but will redeploy assets when market conditions dictate. Substantially all of the Company's investment portfolio is comprised of investment grade securities issued by the U.S. Treasury, various federal agencies, various state and local governments and major U.S. corporations.

EMPLOYEES

        At December 31, 1997, the Company had 199 U.S. employees. Except for 26 part-time employees, all such persons are employed on a full-time basis. The Company has 4 employees in its U.K. operations and 8 in Hong Kong. The Company believes that it enjoys favorable relations with its employees.

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

        During the month of January 1998, the president of IAS resigned and with several other employees formed Avalon Risk Management, Inc. Avalon's announced purpose is to compete with IAS in the marketing and distribution of transportation related insurance and surety products. The Company has filed suit in the Chancery Division of the Circuit Court of Cook County, Illinois against the ex-president, Avalon and certain of the defecting employees alleging breach of fiduciary duty, theft of confidential information and other unlawful activities, and seeking injunctive relief and damages. The action is in the early stages of litigation, discovery is just commencing, and its outcome at this point is not certain.

Item 4.         Submission of Matter to a Vote of Security Holders

        None.

                                   PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters

        The information regarding the Market for Registrant's Common Equity and Related Stockholder Matters is included in the Registrant's 1997 Annual Report to Stockholders under the headings "Management's Discussion and Analysis--Market Information," and "Management's Discussion and Analysis-- Holders" which is incorporated herein by reference.

Item 6.         Selected Financial Data

        The Selected Financial Data are contained in the Registrant's 1997 Annual Report to Stockholders under the heading "Selected Financial Data," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Management's Discussion and Analysis of Financial Condition and Results of Operations are contained in the Registrant's 1997 Annual Report to Stockholders under the heading "Management's Discussion and Analysis," which is incorporated herein by reference.

Item 8.         Financial Statements and Supplementary Data

        The consolidated financial statements and related notes required in response to this item are contained in the Registrant's 1997 Annual Report to Stockholders, which financial statements and notes are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        For information regarding changes in and disagreements with accountants on accounting and financial disclosure, reference is made to the Registrant's definitive proxy statements for its annual meeting with stockholders to be held on May 15, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 which is incorporated herein by reference.

                                   PART III

Item 10.        Directors and Executive Officers of the Registrant

        For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, which is incorporated herein by reference.

Item 11.        Executive Compensation

        For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, which is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

        For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, which is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions

        For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 which is incorporated herein by reference.

                               INTERCARGO 10-K
                               ---------------

                                   PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K

(a)(1) For information concerning the following consolidated financial statements of the Registrant, reference is made to the Registrant's 1997 Annual Report to Stockholders, which financial information is incorporated herein by reference.

        Consolidated Balance Sheets as of December 31, 1997 and 1996.

        Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 1997.

        Report of Ernst & Young LLP, Independent Auditors.

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

Schedule I Summary of investments -- other than investments in related parties

Schedule II     Condensed financial information of registrant

Schedule IV     Reinsurance

Schedule VI     Supplemental information concerning property/casualty operations

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1997

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

Reinsurance (Schedule IV)                                       FS-7

Supplemental Information Concerning Property/Casualty
Insurance Operations (Schedule VI)                              FS-8

                         INDEPENDENT AUDITORS' REPORT





THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
INTERCARGO CORPORATION:

We have audited the consolidated balance sheet of Intercargo Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are incorporated by reference in the annual report on Form 10- K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated supplementary financial statement schedules as listed in the accompanying index for 1996 and 1995. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercargo Corporation and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the years in the two- year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the aforementioned supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP


Chicago, Illinois
February 21, 1997

                                  SCHEDULE I

                   INTERCARGO CORPORATION AND SUBSIDIARIES
          SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED
                                   PARTIES
                              December 31, 1997
                                (in thousands)


                                                     Amount at Which
                                              Fair     Shown in the
Type of Investment                Cost (1)    Value   Balance Sheets
------------------                --------    -----  ----------------
(Available for Sale)
Fixed Maturities:
  U.S. Government and Agency
    obligations                    $23,139   23,195       23,195

  State, municipal, and other tax
    advantaged securities           20,774   21,297       21,297
  Corporate securities              14,649   14,884       14,884
  Other fixed maturity investments   1,252    1,300        1,300
                                   -------  -------      -------
    Total fixed maturities          59,814   60,676       60,676


  Equity securities                  1,833    4,234        4,234
                                   -------  -------      -------
    Total investments              $61,647   64,910       64,910
                                   =======  =======      =======

______________

(1) Investments in fixed maturities are reflected at cost, adjusted for amortization of premium or accretion of discounts.


See notes to consolidated financial statements.

                                 SCHEDULE II
                            INTERCARGO CORPORATION
                  CONDENSED BALANCE SHEETS (Registrant only)
                            (dollars in thousands)


                                           December 31,
                                        ------------------
                                          1997       1996
                                        ------------------
ASSETS
Investment in equity securities         $ 3,050    $     -
Investment in affiliate                       -     13,519
Cash and cash equivalents                32,459      1,235
Equipment, at cost less accumulated
 depreciation                               513        607
Investments in subsidiaries              36,502     33,198
Notes receivable
  Due from affiliates                     8,260      8,260
  Due from non-affiliates                    83        108
Federal income tax recoverable              275          -
Other assets                              1,311      1,775
                                        -------    -------
     Total assets                       $82,453    $58,702
                                        =======    =======


LIABILITIES
Accrued expenses and other liabilities  $   252    $   233
Federal income tax payable                    -        722
Notes payable                                 -      9,735
                                        -------    -------
     Total liabilities                      252     10,690
                                        -------    -------


STOCKHOLDERS' EQUITY
Common stock -- $1 par value;
  authorized 20,000,000 shares;
  issued and outstanding, 7,699,981
  shares in 1997 and 7,659,981 in 1996    7,700      7,660
Additional paid-in capital               24,400     24,180
Unrealized gain (loss) on foreign
 currency translation                        23       (978)
Net unrealized gain (loss) on
 available-for-sale securities            2,153       (366)
Retained earnings                        47,925     17,516
                                        -------    -------
     Total stockholders' equity          82,201     48,012
                                        -------    -------
     Total liabilities and
      stockholders' equity              $82,453    $58,702
                                        =======    =======




See notes to consolidated financial statements.

                            INTERCARGO CORPORATION
               CONDENSED STATEMENTS OF INCOME (Registrant only)
                                (in thousands)



                                           December 31,
                                  -----------------------------
                                     1997      1996      1995
                                  -----------------------------
Revenues
Revenues from affiliates          $     -         12        17
Net investment and other income      1,349       757     1,020
Realized investment gains           48,987     2,394       241
                                  --------    ------    ------
   Total                            50,336     3,163     1,278
                                  --------    ------    ------


Expenses
Interest expense                       488       715       937
General and administrative expense   2,576       676       481
                                  --------    ------    ------
   Total                             3,064     1,391     1,418
                                  --------    ------    ------

Operating gain (loss)               47,272     1,772      (140)
Income tax benefit (expense)       (18,972)     (606)       48
Equity in the operating earnings
 of subsidiaries and affiliate,
 net of income taxes                 3,488     5,238     2,231
                                  --------    ------    ------
Net income                        $ 31,788     6,404     2,139
                                  ========    ======    ======



See notes to consolidated financial statements.

                            INTERCARGO CORPORATION
             CONDENSED STATEMENTS OF CASH FLOW (Registrant only)
                                (in thousands)

                                                            December 31,
                                                     -------------------------
                                                       1997     1996     1995
                                                     -------------------------
Cash flows from operating activities:
Net income                                           $31,788    6,404    2,139
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Realized gains                                   (48,987)  (2,394)    (241)
    Equity in operating earnings of
      subsidiaries and affiliate, net of income tax   (3,488)  (5,238)  (2,231)
    Depreciation and amortization                        175       --        2
    Change in income tax accounts                     18,826      682      (11)
    Decrease in notes receivable:
       Affiliates                                         --       --    1,850
       Non-affiliates                                     25      101      251
    Increase (decrease) in accrued expenses and
       other liabilities                                  19       49      (62)
    Other, net                                        (1,289)     197     (806)
                                                     -------   ------   ------
    Net cash provided from (used in) operating
      activities                                      (2,931)    (199)     891
                                                     -------   ------   ------

Cash flows from investing activities:
Dividends received from subsidiary                        --       --      250
Contribution of capital to subsidiaries               (4,050)  (3,000)  (5,000)
Sale of Kingsway common stock (net of taxes of
  $18,500 in 1997)                                    49,140    4,573    4,107
(Purchase) sale of equipment, net                        (81)     (38)     367
                                                     -------   ------   ------
    Net cash provided from (used in) investing
      activities                                      45,009    1,535     (276)
                                                     -------   ------   ------
Cash flows from (used in) financing activities:
Proceeds from exercise of stock options                  260       95       --
Dividends paid to stockholders                        (1,379)  (1,376)  (1,375)
Proceeds from (payment of) loans                      (9,735)      --    1,410
                                                     -------   ------   ------
    Net cash provided from (used in) financing
      activities                                     (10,854)  (1,281)      35
                                                     -------   ------   ------
Net increase in cash and cash equivalents             31,224       55      650
Cash and cash equivalents:
    Beginning of the period                            1,235    1,180      530
                                                     -------   ------   ------
    End of the period                                $32,459    1,235    1,180
                                                     =======   ======   ======



See notes to consolidated financial statements.

                                 SCHEDULE IV

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                                 REINSURANCE
                                (in thousands)

Column A                       Column B  Column C   Column D  Column E   Column F
----------------------------------------------------------------------------------
                                                                        Percentage
                                         Ceded to    Assumed             of amount
                                 Gross     other    from other   Net    assumed to
                                 amount  companies  companies   amount     net
----------------------------------------------------------------------------------
Property and liability premiums

Year ended:
December 31, 1997               $67,802   14,548      4,156     57,410    7.24%
December 31, 1996               $68,206   10,163      3,010     61,053    4.93%
December 31, 1995               $98,460   13,594      1,288     86,154    1.49%


                                 SCHEDULE VI

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                           SUPPLEMENTAL INFORMATION
                                (in thousands)


Column A                 Column B      Column C      Column D   Column E    Column F   Column G       Column H
--------------------------------------------------------------------------------------------------------------------
                                                                                                  Claims and Claim
                                     Reserves for                                                Adjustment Expenses
                         Deferred    Unpaid Claims   Discount,                                   Incurred Related to
                          Policy      and Claim       if any,                            Net       (1)         (2)
Affiliation with        Acquisition   Adjustment    Deducted in  Unearned    Earned   Investment  Current     Prior
Registrant                 Costs       Expenses       Column C   Premiums   Premiums    Income     Year       Year
--------------------------------------------------------------------------------------------------------------------
Consolidated property-
casualty entities

Year ended:
December 31, 1997         $2,939        55,355          --        17,948     57,410      4,911    34,260        585
December 31, 1996         $3,884        47,037          --        17,617     61,053      3,985    31,877        431
December 31, 1995          4,898        36,293          --        17,691     86,154      5,858    45,642      6,104


Column A                   Column I     Column J    Column K
-------------------------------------------------------------
                         Amortization  Paid Claims
                         of Deferred    and Claim
Affiliation with         Policy Acq.   Adjustment   Premiums
Registrant                  Costs       Expenses    Written
-------------------------------------------------------------

Consolidated property-
casualty entities

Year ended:
December 31, 1997         $14,289       28,517       57,193
December 31, 1996         $17,410       28,405       58,453
December 31, 1995          22,829       37,696       90,804


                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1998

                                     INTERCARGO CORPORATION


                                     By: /s/ Stanley A. Galanski
                                        ----------------------------------
                                        Stanley A. Galanski, President and
                                        Chief Executive Officer

             Signature                                    Date
------------------------------------                  --------------


/s/ Stanley A. Galanski                               March 27, 1998
-----------------------------------
Stanley A. Galanski
President, Chief Executive Officer
and a Director
(Principal Executive Officer)

/s/ Michael L. Sklar                                  March 27, 1998
-----------------------------------
Michael L. Sklar
Director


/s/ Arthur J. Fritz, Jr.                              March 27, 1998
-----------------------------------
Arthur J. Fritz, Jr.
Director


/s/ Arthur L. Litman                                  March 27, 1998
-----------------------------------
Arthur L. Litman
Director


/s/ Kenneth A. Bodenstein                             March 27, 1998
-----------------------------------
Kenneth A. Bodenstein
Director


/s/ Albert J. Gallegos                                March 27, 1998
-----------------------------------
Albert J. Gallegos
Director


/s/ Robert B. Sanborn                                 March 27, 1998
-----------------------------------
Robert B. Sanborn
Director


/s/ George Weise                                      March 27, 1998
-----------------------------------
George Weise
Director


/s/ Michael L. Rybak                                  March 27, 1998
-----------------------------------
Michael L. Rybak
Chief Financial Officer, Vice President
(Principal Financial and Accounting Officer)

                                EXHIBIT INDEX
                                 Description
                                 -----------

Exhibit
Number
-------
        3.1     Certificate of Incorporation of the Company, including
                amendments thereto.(1)
        3.2     Bylaws of the Company, including amendments thereto.(1)
        4       Specimen Certificate of Common Stock.(2)
        10.1    Form of Company's 1987 Non-Qualified and Incentive Stock
                Option Plan.(1)
       *10.2    Executive Incentive Compensation Plan.(3)
        10.3    [Intentionally Blank]
        10.4    [Intentionally Blank]
        10.5    [Intentionally Blank]
       *10.6    Indemnification Agreements between the Company and the
                following directors: Kenneth A. Bodenstein, Arthur L. Litman,
                Arthur J. Fritz, Jr., Albert J. Gallegos and
                James R. Zuhlke.(3)
       *10.7    Supplemental Life Insurance Policy for James R. Zuhlke.(3)
       *10.8    Employment Agreement dated August 25, 1993, between the
                Company and Robert S. Kielbas.(4)
       *10.9    Employment Agreement dated August 12, 1996 between the Company and Michael L. Rybak.(6)
       *10.10   Supplemental Life Insurance Policy for Robert S. Kielbas.(5)
       *10.11   Indemnification Agreement dated February 18, 1994 between the
                Company and Robert B. Sanborn.(5)
       *10.12   Indemnification Agreement dated August 12, 1996 between the
                Company and Michael L. Rybak.(6)
        10.13   [Intentionally Blank]
        10.14   [Intentionally Blank]
        10.15   Employment agreement dated July 7, 1997 between Company and
                Stanley A. Galanski.  (filed herewith)
        11      Statement regarding Computation of Per Share Earnings. (filed herewith)
        12      Statement regarding Computation of Ratios. (filed herewith)
        13      Portions 1997 Annual Report to Stockholders incorporated by reference. (filed herewith)
        21      Subsidiaries of the Company. (filed herewith)
        23.1    Consent of Ernst & Young LLP, Independent Auditors. (filed herewith)
        23.2    Consent of Independent Auditors. (filed herewith)
        27      Financial Data Schedule. (filed herewith)
___________________

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

(6) Filed with the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

* Management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.