Form 10-Q
period 1998-03-31
INTERCARGO CORP
filed 1998-05-14
CIK 815787

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ---------------------




                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
   X         For the quarterly period ended March 31, 1998
---------

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------


                        Commission File Number 0-16748
                        ------------------------------


                            INTERCARGO CORPORATION
            (Exact name of registrant as specified in its charter)


            DELAWARE                                            36-3414667
(State or other jurisdiction of                               (IRS Employer
           incorporation)                                  Identification No.)

       1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
             (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes  X    No
                                                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                           Outstanding at May 6, 1998
 ----------------------------------       -----------------------------------
    Common Stock, $1 par value                      7,699,981 shares

                            INTERCARGO CORPORATION

                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1998

                                    INDEX


                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER

   Item 1.   Financial Statements
             Consolidated Balance Sheets at March 31, 1998
             (unaudited) and December 31, 1997                             3

             Consolidated Statements of Income for the three
             months ended March 31, 1998 (unaudited) and
             March 31, 1997 (unaudited)                                    4

             Consolidated Statements of Comprehensive Income
             for the three months ended March 31, 1998 (unaudited)
             and March 31, 1997 (unaudited)                                5

             Consolidated Statements of Stockholders' Equity
             for the three months ended March 31, 1998 (unaudited)
             and March 31, 1997 (unaudited)                                6

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 1998 (unaudited) and
             March 31, 1997 (unaudited)                                    7

             Notes to Consolidated Financial Statements (unaudited)        8

   Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Position                             9

PART II.       OTHER INFORMATION                                          12

   SIGNATURES                                                             13

   EXHIBITS                                                               14

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                            March 31,        December 31,
                                                                                              1998               1997
                                                                                         --------------     -------------
                                                                                          (unaudited)
ASSETS
Investments
   Fixed maturities at fair value                                                          $ 63,488            $ 60,676
   Equity securities at fair value                                                            4,661               4,234
                                                                                           ----------------------------

     Total investments                                                                       68,149              64,910

Cash and cash equivalents                                                                    42,469              49,400
Premiums receivable                                                                          16,364              15,677
Accrued investment income                                                                     1,174               1,023
Deferred policy acquisition costs                                                             3,471               2,939
Reinsurance recoverable on loss and loss expense:
   Paid claims                                                                                4,132               1,137
   Unpaid claims                                                                              7,885              11,970
Prepaid reinsurance premiums                                                                  4,813               5,119
Notes receivable                                                                                 89                  99
Income tax recoverable                                                                          406               1,365
Deferred income tax                                                                           2,013               2,226
Equipment, at cost less accumulated depreciation                                              1,994               1,933
Goodwill                                                                                      1,955               1,991
Other assets                                                                                  5,586               5,623
                                                                                           ----------------------------

     Total assets                                                                          $160,500            $165,412
                                                                                           ============================

LIABILITIES
Losses and loss adjustment expenses                                                        $ 49,388              55,355
Unearned premiums                                                                            19,720              17,948
Funds held by Company                                                                           434                 372
Supplemental duty deposits                                                                    1,924               2,016
Accrued expenses and other liabilities                                                        6,964               7,520
                                                                                           ----------------------------

     Total liabilities                                                                       78,430              83,211

Commitments and Contingencies                                                                    --                  --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares; issued and
   outstanding, 7,699,981 shares in 1998 and in 1997                                          7,700               7,700
Additional paid-in capital                                                                   24,400              24,400
Net unrealized gain on foreign currency translation                                              38                  23
Net unrealized gain on available for sale securities                                          2,331               2,153
Retained earnings                                                                            47,601              47,925
                                                                                           ----------------------------

     Total stockholders' equity                                                              82,070              82,201
                                                                                           ----------------------------
     Total liabilities and stockholders' equity                                            $160,500            $165,412
                                                                                           ============================

         See accompanying notes to consolidated financial statements

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)

                                                            Three months ended March 31,
                                                           -----------------------------
                                                             1998                  1997
                                                           -------               -------
REVENUES

Insurance premium income                                   $11,675               $13,725
Net investment income                                        1,589                 1,047
Commission income                                              175                   156
Other income                                                    57                    53
                                                           -----------------------------

     Total                                                  13,496                14,981

LOSSES AND EXPENSES

Losses and loss adjustment expenses                          6,372                 7,233
Policy acquisition costs                                     3,185                 3,134
Other underwriting expenses                                  3,352                 3,225
Interest expense                                                 -                   184
                                                           -----------------------------

     Total                                                  12,909                13,776

Operating income                                               587                 1,171
                                                           -----------------------------

Income tax expense                                             218                   377
                                                           -----------------------------

Net income before equity in net income of investee             369                   828
Equity in net income of investee                                 -                   967
                                                           -----------------------------

Net Income                                                 $   369               $ 1,795
                                                           =============================

Basic weighted average shares outstanding                    7,700                 7,660
Diluted weighted average shares outstanding                  7,712                 7,673

NET INCOME PER SHARE, BASIC AND DILUTED                    $  0.05               $  0.23
                                                           =============================

         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (in thousands, except per share data)
                                 (unaudited)

                                                                                         Three months ended March 31,
                                                                                     -----------------------------------
                                                                                        1998                   1997
                                                                                     -----------          --------------
Net Income                                                                                 $ 369                 $1,795
Other comprehensive income:
   Foreign currency translation adjustments, net of tax                                       15                    (39)
   Unrealized gains and (losses) on available-for-sale securities:
      Unrealized holding gains (losses) arising during period, net of tax            $178                 $(805)
      Less:  Reclassification adjustment for gains included in earnings, net of tax    (5)   173             (7)   (812)
                                                                                     -----------------------------------

Comprehensive income                                                                       $ 557                 $  944
                                                                                     ===================================

Comprehensive income per share, basic and diluted                                          $0.07                 $ 0.12


                   INTERCARGO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                 (unaudited)

                                                                                                      Net
                                                                                                   Unrealized        Net
                                                                                                    (Loss)      Unrealized
                                                                                     Additional   On Foreign    Gain (Loss)
                                                                Number of   Common     Paid-in     Currency         on
                                                                 Shares     Stock     Capital     Translation   Investments
                                                                ---------   ------   ----------   -----------   -----------
Balance at December 31, 1997                                      7,700      7,700     24,400           23         2,153

Net Income                                                           --         --         --           --            --
Change in foreign currency translation                               --         --         --           15            --
Change in unrealized gain (loss) on marketable securities            --         --         --           --           178
Dividends paid to stockholders                                       --         --         --           --            --
                                                                  -----     ------     ------       -------        ------

Balance at March 31, 1998                                         7,700     $7,700     24,400           38         2,331
                                                                  =====     ======     ======       =======        ======

Balance at December 31, 1996                                      7,660      7,660     24,180         (978)         (366)

Net income                                                           --         --         --           --            --
Change in foreign currency translation                               --         --         --          (39)           --
Change in unrealized gain (loss) on marketable securities            --         --         --           --          (805)
Dividends paid to stockholders                                       --         --         --           --            --
                                                                  -----     ------     ------       -------       -------

Balance at March 31, 1997                                         7,660     $7,660     24,180       (1,017)       (1,171)
                                                                  =====     ======     ======       =======       =======






                                                                Retained   Stockholders'
                                                                Earnings       Equity
                                                                --------   -------------
Balance at December 31, 1997                                     47,925       82,201

Net Income                                                          369          369
Change in foreign currency translation                               --           15
Change in unrealized gain (loss) on marketable securities            --          178
Dividends paid to stockholders                                     (693)        (693)
                                                                 -------      -------

Balance at March 31, 1998                                        47,601       82,070
                                                                 =======      =======

Balance at December 31, 1996                                     17,516       48,012

Net income                                                        1,795        1,795
Change in foreign currency translation                               --          (39)
Change in unrealized gain (loss) on marketable securities            --         (805)
Dividends paid to stockholders                                     (690)        (690)
                                                                 -------      -------

Balance at March 31, 1997                                        18,621       48,273
                                                                 =======      =======


         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)

                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                                1998               1997
                                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   369            $ 1,795
Adjustments to reconcile net income to net cash provided from operating activities:
     Realized gains                                                                (7)               (10)
     Depreciation and amortization                                                322                393
     Amortization of premiums on investments                                       27                 12
     Undistributed earnings of affiliate                                            -               (967)
     Increase in premiums receivable                                             (687)            (3,421)
     Increase in deferred policy acquisition costs                               (532)              (366)
     Decrease (increase) in reinsurance balances                                1,396             (2,826)
     Change in income tax accounts                                              1,079                 58
     Increase in accrued investment income                                       (152)              (126)
     Decrease (increase) in other assets                                          (76)                48
     Decrease in liability for losses and loss
       adjustment expenses                                                     (5,967)              (548)
     Increase in unearned premiums                                              1,771              3,481
     Increase in funds held                                                        63                140
     Decrease in supplemental duty deposits                                       (91)               (80)
     Increase (decrease) in accounts payable and accrued expenses                (556)               101
     Other, net                                                                    25                  9
                                                                             ---------          ---------
       Net cash used in operating activities                                   (3,016)            (2,307)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
   Purchases                                                                   (5,281)            (6,996)
   Sales                                                                            -              1,547
   Maturities and calls                                                         2,292                200
Equity securities:
   Purchases                                                                        -               (498)
   Sales                                                                            -                301
Net sales (purchases) of short-term investments                                     -               (102)
Purchase of property and equipment, net                                          (233)              (113)
                                                                             ---------          ---------
       Net cash used in investing activities                                   (3,222)            (5,661)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid to stockholders                                                   (693)              (690)
                                                                             ---------          ---------
       Net cash used in financing activities                                     (693)              (690)
                                                                             ---------          ---------
Net decrease in cash and cash equivalents                                      (6,931)            (8,658)
Cash and cash equivalents:
   Beginning of the period                                                     49,400             18,492
                                                                             ---------          ---------
   End of the period                                                          $42,469            $ 9,834
                                                                             =========          =========

         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the three month periods ended March 31, 1998, and 1997.

     The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the December 31, 1997 Form 10-K filed by the Company.

2.   Earnings per Share

     Basic earnings per share are computed based on the weighted average number of shares outstanding each period. Diluted earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents (to the extent dilutive) outstanding each period.

     The Company's common stock at March 31, 1998, consists of 7.7 million shares outstanding $1.00 par value per share. The Company also has 147 thousand outstanding stock options.

FORWARD LOOKING STATEMENTS

This statement includes forward-looking information as that term is defined in the Private Securities Litigation Reform Act of 1995 and is therefore subject to certain risks and uncertainties. There can be no assurance that actual results, business conditions, business developments, losses and contingencies and local and foreign factors will not differ materially from that suggested in the forward looking statements as a result of various factors including market conditions, competition, reinsurance availability, foreign affairs, and natural disasters.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

OPERATING RESULTS

Consolidated earned premium for the first quarter of 1998 decreased $2.05 million or 14.9% to $11.7 million compared to a decrease of 6.9% or $1.0 million in the comparable period in 1997. Surety earned premiums and marine earned premiums were each down approximately $1.1 million due primarily to highly competitive markets, and in the case of marine premiums, to short term disruptions in the agency operations of the Company following the departure of several employees to a competing entity. The Company transferred its insurance brokerage agency business to The Roanoke Companies, Inc. for cash, convertible preferred shares and a secured note. Reference is made herein to Form 8-K filed May 11, 1998 regarding this transaction. The Company expects this new alliance to enhance its distribution capability. The Company is expecting to open three regional offices during the second quarter of 1998 to expand its distribution capability further through independent agents. However, the Company expects its markets to remain highly competitive for the foreseeable future.

Consolidated net investment income for the first quarter of 1998 increased 51.8% to $1.6 million as compared to an increase of 5.8% to $1.0 million for the first quarter of 1997. The increase in 1998 is attributable primarily to the increase of cash equivalents as the result of the proceeds received on the sale of substantially all of the Company's shares of Kingsway Financial Services, Inc. in the third quarter of 1997.

Consolidated losses and loss adjustment expenses for the first quarter of 1998 decreased 11.9% to $6.4 million as compared to a decrease of approximately 1.0% to $7.2 million in the first quarter of 1997. The decrease in 1998 is due primarily to the decrease in volume. The loss ratio for the first quarters of 1998 and 1997 was 54.6% and 52.7%, respectively.

Consolidated policy acquisition costs for the first quarter of 1998 increased $51 thousand, or 1.6%, to $3.2 million as compared to a decrease in the first quarter of 1997 of $1.5 million, or 32% to $3.1 million. The 1997 amount included a credit of $488 thousand arising from reinsurance ceding allowances on a discontinued program of crane liability coverage. Giving effect to this, the ratio of acquisition costs to earned premium in 1998 of 27.3% is comparable to the adjusted ratio of 26.4% in 1997.

Consolidated other underwriting expenses increased $127 thousand or 3.9% in the first quarter of 1998, compared to an increase during the first quarter of 1997 of $234 thousand or 7.8%. Expenses in the first quarter of 1998 include approximately $200 thousand relating to legal and other outside services as a result of the aforementioned departure of certain personnel.

Equity in net income of investee in the first quarter of 1997 arose due to the Company's investment in Kingsway Financial Services, Inc. As a result of the sale of substantially all of the Company's interest therein, equity in the income of investee is no longer recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at March 31, 1998 decreased to $160.5 million from $165.4 million at December 31, 1997. This was due primarily to a decrease to $42.5 million from $49.4 million in cash and cash equivalents resulting from the payment of losses and loss adjustment expenses. Stockholders' equity decreased to $80.1 million during the first quarter of 1998 from $80.2 million at December 31, 997. Dividends paid to shareholders exceeded net income and the changes in foreign currency translation and unrealized gains in marketable securities. The Company declared a dividend of $0.09 per share to shareholders of record as of March 11, 1998, which was paid on March 16, 1998.

The company's operations required $6.9 million and $8.7 million of cash flow for the three month periods ended March 31, 1998 and 1997, respectively. As the Company retains a higher than normal level of cash and cash equivalents as a result of the disposition of substantially all of its holdings in Kingsway Financial Services in August 1997, it has chosen to discontinue its bank line of credit at this time. The Company believes that it can re-establish a line of credit should it be prudent to do so.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the three month periods ended March 31, 1998 and 1997. It also sets forth the combined ratios by line and in the aggregate for the Company.


                               ------------------------------------------------------------------------------------------------
                                                                         PROFESSIONAL           OTHER
                                    SURETY             MARINE             LIABILITY       PROPERTY & CASUALTY      TOTAL
                               ------------------------------------------------------------------------------------------------
                                Earned  Combined  Earned   Combined   Earned   Combined    Earned   Combined   Earned  Combined
                               Premium   Ratio    Premium    Ratio   Premium     Ratio    Premium     Ratio   Premium    Ratio
-------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,
            1998               $ 3,760    94.9    $ 5,643    104.9    $  546     115.1     $1,726     130.6   $11,675    106.7
            1997                 4,921    93.4      6,754     99.6       919     120.6      1,131      91.8    13,725     98.3

-------------------------------------------------------------------------------------------------------------------------------
   Year ended December 31,
            1997               $17,947    94.0    $27,906    112.9    $3,206     174.2     $8,351     130.2   $57,410    112.9
            1996                25,846    85.2     26,826    113.5     2,644     151.3      5,631     135.3   $60,947    105.2
            1995                24,700    83.5     20,808    124.7     3,069     160.3      5,498     146.8    54,075    110.2
            1994                23,019    80.4     14,996    114.2     2,377     195.4      3,362     106.3    43,754    100.2
            1993                19,739   106.5     12,154     85.8     1,681     175.2        772     156.2    34,346    103.6
-------------------------------------------------------------------------------------------------------------------------------



Net earned premium for the first three months of 1998 decreased $2.0 million over the comparable period in 1997. Earned premiums for the surety and marine lines were impacted by the short term disruption in the Company's agency operations prior to and after the departure of several employees to a competing entity. Professional liability earned premiums were impacted by the implementation of a re-underwriting strategy, resulting in the non-renewal of certain historically unprofitable accounts. All lines are subject to the highly competitive market in the insurance industry and its resultant pressures on price levels.

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

Item 3.       Defaults Upon Senior Securities - Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders - Not
              Applicable.

Item 5.       Other Information - Not Applicable.

Item 6(a) Exhibits - See Exhibit Index immediately following the signature page.

Item 6(b) Reports on Form 8-K - The Company filed a Form 8-K on May 11, 1998. The report addressed the sale of certain subsidiaries of the Company. This disposition did not involve a significant amount of assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 13, 1998.


                                       (Registrant) INTERCARGO CORPORATION



                                  By:  /s/ Stanley A. Galanski
                                       ---------------------------------------
                                       Stanley A. Galanski
                                       President and Chief Executive Officer



                                  By:  /s/ Michael L. Rybak
                                       ---------------------------------------
                                       Michael L. Rybak
                                       Treasurer and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


11.0    Computation of Earnings per share.