Form 10-Q
period 1998-06-30
INTERCARGO CORP
filed 1998-08-14
CIK 815787

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ---------------------



                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
     X       For the quarterly period ended June 30, 1998
 ---------

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---------


                        Commission File Number 0-16748
                        ------------------------------


                            INTERCARGO CORPORATION

            (Exact name of registrant as specified in its charter)


           DELAWARE                                        36-3414667
 (State or other jurisdiction of                 (IRS Employer Identification
         incorporation)                                       No.)

       1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173 (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X            No
                               -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                          Outstanding at August 13, 1998
    --------------------------               ------------------------------
    Common Stock, $1 par value                        7,699,981 shares

                            INTERCARGO CORPORATION

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1998

                                    INDEX


                                                                          PAGE
PART I.        FINANCIAL INFORMATION                                     NUMBER

  Item 1.      Financial Statements
               Consolidated Balance Sheets at June 30, 1998
               (unaudited) and December 31, 1997                            3

               Consolidated Statements of Income for the three month and
               six month periods ended June 30, 1998 (unaudited) and June
               30, 1997 (unaudited)                                         4

               Consolidated Statements of Comprehensive Income
               for the three month and six month periods ended
               June 30, 1998 (unaudited) and June 30, 1997 (unaudited)      5

               Consolidated Statements of Stockholders' Equity
               for the six months ended June 30, 1998 (unaudited)
               and June 30, 1997 (unaudited)                                6

               Consolidated Statements of Cash Flows for the six
               months ended June 30, 1998 (unaudited) and
               June 30, 1997 (unaudited)                                    7

               Notes to Consolidated Financial Statements (unaudited)       8

  Item 2.      Management's Discussion and Analysis of Results of
               Operations and Financial Position                            9

PART II.       OTHER INFORMATION                                           12

  SIGNATURES                                                               16

  EXHIBITS                                                                 17

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                     June 30,           December 31,
                                                                       1998                 1997
                                                                  ---------------     -----------------
                                                                    (unaudited)
ASSETS
Investments
   Fixed maturities at fair value                                      $61,885              60,676
   Equity securities at fair value                                       6,085               4,234
                                                                   -----------            --------

     Total investments                                                  67,970              64,910

Cash and cash equivalents                                               43,452              49,400
Premiums receivable                                                     17,642              15,677
Accrued investment income                                                1,025               1,023
Deferred policy acquisition costs                                        3,775               2,939
Reinsurance recoverable on loss and loss expense:
   Paid claims                                                           4,527               1,137
   Unpaid claims                                                         8,926              11,970
Prepaid reinsurance premiums                                             4,608               5,119
Notes receivable                                                         3,505                  99
Income tax recoverable                                                     709               1,365
Deferred income tax                                                      1,972               2,226
Equipment, at cost less accumulated depreciation                         1,872               1,933
Goodwill                                                                   423               1,991
Other assets                                                             5,129               5,623
                                                                   -----------         -----------

     Total assets                                                     $165,535             165,412
                                                                   ===========         ===========

LIABILITIES
Losses and loss adjustment expenses                                    $50,912              55,355
Unearned premiums                                                       20,786              17,948
Funds held by Company                                                      375                 372
Supplemental duty deposits                                               2,062               2,016
Accrued expenses and other liabilities                                   8,325               7,520
                                                                   -----------         -----------

     Total liabilities                                                  82,460              83,211
                                                                    ----------          ----------

Commitments and Contingencies                                               --                  --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares;
   issued and outstanding, 7,699,981 shares in 1998 and in 1997          7,700               7,700
Additional paid-in capital                                              24,400              24,400
Net unrealized gain on foreign currency translation                         21                  23
Net unrealized gain on marketable securities                             2,022               2,153
Retained earnings                                                       48,932              47,925
                                                                    ----------          ----------

     Total stockholders' equity                                         83,075              82,201
                                                                    ----------          ----------
     Total liabilities and stockholders' equity                       $165,535             165,412
                                                                    ==========          ==========

         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)

                                                      Three months ended June 30,        Six months ended June 30,
                                                      ---------------------------        -------------------------
                                                          1998             1997              1998           1997
                                                          ----             ----              ----           ----
REVENUES
Insurance premium income                                 $13,111           13,836           $24,787        27,560
Net investment income                                      2,772            1,089             4,361         2,136
Commission income                                            (12)             147               162           304
Other income                                                 194               68               251           121
                                                      ----------       ----------        ----------    ----------

     Total                                                16,065           15,140            29,561        30,121

LOSSES AND EXPENSES
Losses and loss adjustment expenses                        7,091            7,365            13,463        14,598
Policy acquisition costs                                   3,875            3,117             7,060         6,252
Other underwriting expenses                                3,506            3,561             6,858         6,774
Interest expense                                               -              178                 -           374
                                                      ----------       ----------        ----------    ----------

     Total                                                14,472           14,221            27,381        27,998
                                                      ----------       ----------        ----------    ----------

Operating income                                           1,593              919             2,180         2,123

Income tax expense                                           262              311               480           688
                                                      ----------        ---------          --------      --------

Net income before equity in net income of investee         1,331              608             1,700         1,435
Equity in net income of investee                               -            1,436                 -         2,404
                                                      ----------       ----------        ----------    ----------

NET INCOME                                              $ 1,331             2,044           $ 1,700         3,839
                                                      ==========       ==========        ==========    ==========

Basic weighted average shares outstanding                  7,700            7,660             7,700         7,660
Diluted weighted average shares outstanding                7,709            7,679             7,711         7,676

Net income per share, basic and diluted                 $   0.17             0.27           $  0.22          0.50
                                                      ==========       ==========        ==========    ==========


         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (in thousands, except per share data)
                                   (unaudited)

                                                                                      Three months            Six months
                                                                                     ended June 30,         ended June 30,
                                                                                   -----------------       -----------------
                                                                                    1998       1997         1998       1997
Net income                                                                         $1,331      2,044       $1,700      3,839
                                                                                   -----------------       -----------------

Other comprehensive income:
   Unrealized holding gains (losses) arising during period, net of tax               (309)       921         (131)       116
   Less:  Reclassification adjustment for gains included in earnings, net of tax     (274)        (8)        (279)       (15)
                                                                                   -----------------       -----------------
                                                                                     (583)       913         (410)       101
   Foreign currency translation adjustments, net of tax                               (17)        (5)          (2)       (44)
                                                                                   -----------------       -----------------
Total other comprehensive income (loss)                                              (600)       908         (412)        57
                                                                                   -----------------       -----------------

Comprehensive income                                                                 $731      2,952       $1,288      3,896
                                                                                   =================       =================

Comprehensive income per share, basic and diluted                                   $0.09       0.39        $0.18      0.51
                                                                                   =================       ================

                   INTERCARGO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                 (unaudited)

                                                                                                 Net
                                                                                              Unrealized
                                                                                                (Loss)
                                                                                 Additional   On Foreign
                                                            Number of   Common    Paid-in      Currency
                                                             Shares     Stock     Capital     Translation
                                                            ---------------------------------------------
Balance at December 31, 1997                                  7,700     $7,706     24,400         23
Net Income                                                       --         --         --         --
Change in foreign currency translation                           --         --         --         (2)
Change in unrealized gain (loss) on marketable securities        --         --         --         --
Dividends paid to stockholders                                   --         --         --         --
                                                             ------     ------     ------     ------

Balance at June 30, 1998                                      7,700     $7,700     24,400         21
                                                             ======     ======     ======     ======

Balance at December 31, 1997                                  7,660     $7,660     24,180       (978)

Net Income                                                       --         --         --         --
Change in foreign currency translation                           --         --         --        (44)
Change in unrealized gain (loss) on marketable securities        --         --         --         --
Dividends paid to stockholders                                   --         --         --         --
                                                             ------     ------     ------     ------

Balance at June 30, 1997                                      7,660     $7,660     24,180     (1,022)
                                                             ======     ======     ======     ======



                                                                Net
                                                            Unrealized
                                                            Gain (Loss)
                                                                on        Retained   Stockholders'
                                                            Investments   Earnings      Equity
                                                           ---------------------------------------

Balance at December 31, 1997                                   2,153       47,925        82,201
Net Income                                                        --        1,700         1,700
Change in foreign currency translation                            --           --            (2)
Change in unrealized gain (loss) on marketable securities       (131)          --          (131)
Dividends paid to stockholders                                    --         (693)         (693)
                                                              ------       ------        ------

Balance at June 30, 1998                                       2,022       48,932        83,075
                                                              ======       ======        ======

Balance at December 31, 1997                                    (366)      17,516        48,012

Net Income                                                        --        3,839         3,839
Change in foreign currency translation                            --           --           (44)
Change in unrealized gain (loss) on marketable securities        116           --           116
Dividends paid to stockholders                                    --         (690)         (690)
                                                              ------       ------        ------

Balance at June 30, 1997                                        (250)      20,665        51,233
                                                              ======       ======        ======

         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)

                                                                       Six months ended June 30,
                                                                       -------------------------
                                                                          1998           1997
                                                                         ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $1,700          3,839
Adjustments to reconcile net income to net cash provided from operating activities:
     Realized gains                                                      (1,358)           (16)
     Depreciation and amortization                                          791            812
     Amortization of premiums on investments                                 62             24
     Undistributed earnings of affiliate                                      -         (2,404)
     Increase in premiums receivable                                     (1,965)        (2,932)
     Increase in deferred policy acquisition costs                         (836)          (667)
     Decrease (increase) in reinsurance balances                            165         (4,386)
     Change in income tax accounts                                          977            (32)
     Decrease in liability for losses and loss
       adjustment expenses                                               (4,443)          (751)
     Increase in unearned premiums                                        2,838          5,267
     Increase (decrease) in funds held                                        3           (109)
     Increase (decrease) in supplemental duty deposits                       47           (263)
     Increase (decrease)in accrued expenses and other liabilities        (2,355)         1,531
     Other, net                                                             104           (219)
                                                                        -------         ------
       Net cash used in operating activities                             (4,270)          (306)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
   Purchases                                                             (9,639)        (7,294)
   Sales                                                                  3,105          2,412
   Maturities and calls                                                   5,437            750
Equity securities:
   Purchases                                                               (101)          (498)
   Sales                                                                    831            425
Net sales (purchases) of short-term investments                               -           (102)
Sale of subsidiaries                                                       (136)             -
Purchase of property and equipment, net                                    (482)          (184)
                                                                        -------         ------
       Net cash used in investing activities                               (985)        (4,491)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid to stockholders                                             (693)          (690)
                                                                        -------         ------
       Net cash used in financing activities                               (693)          (690)
                                                                        -------         ------
Net decrease in cash and cash equivalents                                (5,948)        (5,487)
Cash and cash equivalents:
   Beginning of the period                                               49,400         18,492
                                                                        -------         ------
   End of the period                                                    $43,452         13,005
                                                                        =======         ======

         See accompanying notes to consolidated financial statements.

                   INTERCARGO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1998, and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the six month periods ended June 30, 1998, and 1997.

     The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     The Company's common stock at June 30, 1998, consists of 7.7 million shares outstanding $1.00 par value per share. The Company also has 143 thousand outstanding stock options.

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


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION


RESULTS OF OPERATIONS

Consolidated earned premium for the second quarter of 1998 decreased $0.7 million or 5.2% to $13.1 million as compared to the second quarter of 1997. For the first six months of 1998, earned premiums decreased $2.8 million or 10.1% to $24.8 million from the comparable period in 1997. Marine earned premiums are down approximately $1.0 million in the second quarter and $2.1 million for the first six months of 1998. Surety earned premiums are down approximately $1.0 million for the first six months of 1998. These are due primarily to highly competitive markets, and in the case of marine premiums, to short term disruption in agency operations of the Company following the departure of several employees to a competing entity at the beginning of the year. The Company transferred its insurance brokerage agency business to the Roanoke Companies, Inc. for cash, convertible preferred shares and a secured note. Reference is made herein to Form 8-K filed May 11, 1998 regarding this transaction. The Company expects this new alliance to enhance its distribution capability. The Company opened two regional offices in the second quarter and will open another in the third quarter. These will enable the Company to further expand its distribution capability through independent agents.

Consolidated net investment income increased $1.7 million or 154.6% in the second quarter and $2.2 million or 104.2% for the first six months of 1998 as compared to comparable periods in 1997. The Company recognized gains of $934 thousand on the aforementioned sale of its insurance brokerage agency business and $392 thousand in the sale of a position of its remaining shares in Kingsway Financial Services, Inc. In the second quarter of 1998, the balance of the increase in 1998 is due primarily to the increase in cash equivalents resulting from the proceeds received on the sale of shares of Kingsway Financial Services, Inc. in the third quarter of 1997.

Consolidated losses and loss adjustment expenses decreased 3.8% to $7.1 million in the second quarter and decreased 7.8% to $13.5 million in the first six months of 1998 as compared to the same periods in 1997. The decreases in 1998 are due primarily to decreases in premium volume. The loss ratios for the second quarters of 1998 and 1997 were 54.1% and 53.2%, respectively. The loss ratios for the first six months of 1998 and 1997 were 54.3% and 53.0% respectively.

Consolidated policy acquisition costs increased $758 thousand or 24.3% in the second quarter of 1998 as compared to 1997. Policy acquisition costs also increased $808 thousand or 12.9% for the first six months of 1998 as compared to 1997. Policy acquisition costs in 1997 included credits of $662 thousand in the second quarter and $1.2 million for the first six months arising from reinsurance ceding allowances for a crane liability program that were later reversed as a result of the failure of the reinsurer. Adjusting for the effect in 1997, the ratios of acquisition costs to earned premiums were 29.6% and 27.3% in the second quarter of 1998 and 1997, respectively and 28.5% and 26.9% for the first six months of 1998 and 1997, respectively.

Consolidated other underwriting expenses decreased $55 thousand or 1.5% in the second quarter and increased $84 thousand or 1.2% for the first six months of 1998 as compared to 1997. Included in expenses in 1998, are $137 thousand in the second quarter and $396 thousand in the first six months related to legal and other outside services as a result of the aforementioned departure of certain personnel.

Equity in net income of investee in 1997 arose due to the Company's investment in Kingsway Financial Services, Inc. As a result of the sale of substantially all of the Company's interest therein, equity in the income of the investee is no longer recorded.


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at June 30, 1998 increased to $165.5 million from $164.4 million at December 31, 1997. Stockholders' equity increased to $83.1 million at June 30, 1998 from $82.2 million at December 31, 1997. Net income exceeded the dividends paid to shareholders and the decreases in unrealized foreign currency translation and unrealized marketable security gains. The Company declared a dividend of $0.09 per share to shareholders of record as of September 4, 1998 payable on September 15, 1998.

The Company's operations required $4.3 million and $306 thousand of cash flow of the six months ended June 30, 1998 and 1997, respectively. This was due primarily to the decrease in the liability for loss and loss adjustment expenses. As the Company retains a higher than normal level of cash and cash equivalents as a result of the disposition of holdings in Kingsway Financial Services in August 1997, it has chosen to discontinue its bank line of credit at this time. The Company believes that it can re-establish a line of credit should it be prudent to do so.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the six month periods ended June 30, 1998 and 1997. It also sets forth the combined ratios by line and in the aggregate for the Company.

                           -------------------------------------------------------------------------------------------------------
                                                                        PROFESSIONAL             OTHER
                                  SURETY              MARINE             LIABILITY        PROPERTY & CASUALTY         TOTAL
                           -------------------------------------------------------------------------------------------------------
                            Earned   Combined   Earned    Combined   Earned    Combined   Earned    Combined   Earned    Combined
                           Premium     Ratio    Premium     Ratio    Premium     Ratio    Premium     Ratio    Premium     Ratio
                           --------- --------- --------- ---------- --------- ---------- --------- ---------- --------- ----------
Six months ended June 30,
            1998             $8,329     94.9    $12,001     108.4     $1,363     169.8     $3,094     117.1    $24,787    108.3
            1997              9,317     95.0     14,124      99.9      1,654     127.2      2,465      96.2     27,560     99.5

----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,
            1997            $17,947     94.0    $27,906     112.9     $3,206     174.2     $8,351     130.2    $57,410    112.9
            1996             25,846     85.2     26,932     113.8      2,644     151.3      5,631     135.3     61,053    105.3
            1995             24,700     83.5     20,808     124.7      3,069     160.3      5,498     146.8     54,075    110.2
            1994             23,019     80.4     14,996     114.2      2,377     195.4      3,362     106.3     43,754    100.2
            1993             19,739    106.5     12,154      85.8      1,681     175.2        772     156.2     34,346    103.6
----------------------------------------------------------------------------------------------------------------------------------



Net earned premium for the first six months of 1998 decreased $2.8 million over the comparable period in 1997. Earned premiums for the surety and marine lines were impacted by the short term disruption in the Company's agency operations prior to and after the departure of several employees to a competing entity. Professional liability earned premiums were impacted by the implementation of a re-underwriting strategy, resulting in the non-renewal of certain historically unprofitable accounts. All lines are subject to the highly competitive market in the insurance industry and its resultant pressures on price levels.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS




(a)      The Company's Annual Meeting of Stockholders was held on May 15, 1998.

(b)      Not applicable

(c) At said Annual Meeting, stockholders voted on the election of Class 2 Directors; the ratification of Ernst & Young LLP as auditors for fiscal year 1998. Results of the voting are as follows:

                                              VOTES RECEIVED
                                  ---------------------------------------
                                        FOR          AGAINST OR WITHHELD
                                  ---------------------------------------
DIRECTORS:
         George J. Weise             7,064,849                0
         Michael L. Sklar            7,064,849                0
Ratification of Auditors             6,925,447             139,402


(d)      Not applicable

ITEM 6(A)         EXHIBITS




                                EXHIBIT INDEX
                                -------------

11.0    Computation of Earnings per share.

ITEM 6(B)         REPORTS ON FORM 8-K



The Company filed a Form 8-K on May 8, 1998. The report addressed the transfer of insurance brokerage agency business of IAS in consideration for cash, convertible preferred stock and a secured installment note, to The Roanoke Companies, Inc.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         August 13, 1998.


                                     (Registrant) INTERCARGO CORPORATION



                              By:    /s/ Stanley A. Galanski
                                 --------------------------------------------
                                     Stanley A. Galanski
                                     President and Chief Executive Officer



                              By:    /s/ Michael L. Rybak
                                 --------------------------------------------
                                     Michael L. Rybak
                                     Treasurer and Chief Financial Officer