Form 10-Q
period 1998-09-30
INTERCARGO CORP
filed 1998-11-13
CIK 815787

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                             ---------------------




                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
    X          For the quarterly period ended September 30, 1998
  -----

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  -----


                         Commission File Number 0-16748
                         ------------------------------

                             INTERCARGO CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     36-3414667
 (State or other jurisdiction of             (IRS Employer Identification No.)
          incorporation)

        1450 East American Lane, 20th Floor, Schaumburg, Illinois 60173
              (Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (847) 517-2510

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X          No
                                             ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at November 12, 1998
   --------------------------               --------------------------------
   Common Stock, $1 par value                         7,293,581 shares

                             INTERCARGO CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX


                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER

   Item 1.      Financial Statements
                Consolidated Balance Sheets at September 30, 1998
                (unaudited) and December 31, 1997                            3

                Consolidated Statements of Income for the three month
                and nine month periods ended September 30, 1998
                (unaudited) and September 30, 1997 (unaudited)               4

                Consolidated Statements of Comprehensive Income
                for the three month and nine month periods ended
                September 30, 1998 (unaudited) and September 30,
                1997 (unaudited)                                             5

                Consolidated Statements of Stockholders' Equity
                for the nine months ended September 30, 1998 (unaudited)
                and September 30, 1997 (unaudited)                           6

                Consolidated Statements of Cash Flows for the nine
                months ended September 30, 1998 (unaudited) and
                September 30, 1997 (unaudited)                               7

                Notes to Consolidated Financial Statements (unaudited)       8

   Item 2.      Management's Discussion and Analysis of Results of
                Operations and Financial Position                            9

PART II.        OTHER INFORMATION                                           12

   SIGNATURES                                                               16

   EXHIBITS                                                                 17

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          September 30,    December 31,
                                                                              1998            1997
                                                                          -------------    ------------
                                                                           (unaudited)
ASSETS
Investments
   Fixed maturities at fair value                                            $63,309          60,676
   Equity securities at fair value                                             5,146           4,234
                                                                            --------        --------

     Total investments                                                        68,455          64,910

Cash and cash equivalents                                                     41,205          49,400
Premiums receivable                                                           19,360          15,677
Accrued investment income                                                      1,029           1,023
Deferred policy acquisition costs                                              4,354           2,939
Reinsurance recoverable on loss and loss expense:
   Paid claims                                                                 5,271           1,137
   Unpaid claims                                                               8,540          11,970
Prepaid reinsurance premiums                                                   3,718           5,119
Notes receivable                                                               3,598              99
Income tax recoverable                                                         1,367           1,365
Deferred income tax                                                            1,666           2,226
Equipment, at cost less accumulated depreciation                               1,644           1,933
Goodwill                                                                         416           1,991
Other assets                                                                   4,625           5,623
                                                                            --------        --------

     Total assets                                                           $165,248         165,412
                                                                            ========        ========

LIABILITIES
Losses and loss adjustment expenses                                          $49,452          55,355
Unearned premiums                                                             20,850          17,948
Funds held by Company                                                            185             372
Supplemental duty deposits                                                     2,059           2,016
Accrued expenses and other liabilities                                        11,603           7,520
                                                                            --------        --------

     Total liabilities                                                        84,149          83,211
                                                                            --------        --------

Commitments and Contingencies                                                     --              --

STOCKHOLDERS' EQUITY
Common stock--$1 par value; authorized 20,000,000 shares; issued and
   outstanding, 7,699,981 shares in 1998 and 1997                              7,700           7,700
Additional paid-in capital                                                    24,400          24,400
Treasury stock, at cost; 55,000 shares in 1998                                  (563)             --
Net unrealized gain on foreign currency translation                                4              23
Net unrealized gain on marketable securities                                   2,090           2,153
Retained earnings                                                             47,468          47,925
                                                                            --------        --------

     Total stockholders' equity                                               81,099          82,201
                                                                            --------        --------
     Total liabilities and stockholders' equity                             $165,248         165,412
                                                                            ========        ========

          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                 Three months ended September 30,  Nine months ended September 30,
                                                 --------------------------------  -------------------------------
                                                      1998            1997               1998          1997
                                                      ----            ----               ----          ----
REVENUES
Insurance premium income                            $13,866          12,977            $38,653        40,537
Net investment income                                 1,463          49,934              5,824        52,069
Commission income                                        50             183                212           487
Other income                                             18             126                270           248
                                                    -------         -------            -------       -------

     Total                                           15,397          63,220             44,959        93,341

LOSSES AND EXPENSES
Losses and loss adjustment expenses                   7,498          10,017             20,961        24,615
Policy acquisition costs                              4,615           3,299             11,676         9,550
Other underwriting expenses                           4,342           5,683             11,199        12,456
Interest expense                                          -             114                  -           488
                                                    -------         -------            -------       -------

     Total                                           16,455          19,113             43,836        47,109
                                                    -------         -------            -------       -------

Operating income (loss)                              (1,058)         44,107              1,123        46,232

Income tax expense (benefit)                           (287)         17,129                194        17,818
                                                    -------         -------            -------       -------

Net income (loss) before equity in net income
 of investee                                           (771)         26,978                929        28,414
Equity in net income of investee                          -             954                  -         3,357
                                                    -------         -------            -------       -------

NET INCOME (LOSS)                                   $  (771)         27,932            $   929        31,771
                                                    =======         =======            =======       =======

Basic weighted average shares outstanding             7,694           7,663              7,698         7,661
Diluted weighted average shares outstanding           7,704           7,674              7,709         7,667

Net income (loss) per share, basic and diluted      $ (0.10)           3.64            $  0.12         4.14
                                                    =======         =======            =======       =======


          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Three months ended September 30,    Nine months ended September 30,
                                                                 --------------------------------    -------------------------------
                                                                      1998                1997             1998            1997
                                                                      ----                ----             ----            ----

Net income (loss)                                                    $(771)             27,932            $929            31,771
                                                                   ---------------------------         -------------------------

Other comprehensive income:
      Unrealized holding gains (losses) arising during period,
        net of tax                                                      68               2,088             (63)            2,204
      Less:  Reclassification adjustment for (gains) losses
        included in earnings, net of tax                                (1)                 97            (280)               82
                                                                   ---------------------------         -------------------------
                                                                        67               2,185            (343)            2,286
      Foreign currency translation adjustments, net of tax             (17)                999             (19)              955
                                                                   ---------------------------         -------------------------
Total other comprehensive income (loss)                                 50               3,184            (362)            3,241
                                                                   ---------------------------         -------------------------

Comprehensive income (loss)                                          $(721)             31,116            $567            35,012
                                                                   ===========================         =========================

Comprehensive income per share, basic and diluted                    $(0.09)              4.06           $0.07              4.57
                                                                   ===========================         =========================

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                                                                                  Net
                                                                                              Unrealized
                                                                                              Gain (Loss)
                                                                    Additional                On Foreign
                                                Number of   Common    Paid-in     Treasury     Currency
                                                 Shares     Stock     Capital      Stock      Translation
                                                ----------------------------------------------------------
Balance at December 31, 1997                      7,700     $7,700     24,400        --            23
Net Income                                           --         --         --        --            --
Change in foreign currency translation               --         --         --        --           (19)
Change in unrealized gain (loss) on marketable
 securities                                          --         --         --        --            --
Dividents paid to stockholders                       --         --         --        --            --
Purchases of treasury stock                         (55)        --         --      (563)           --
                                                  -----     ------     ------      ----          ----

Balance at September 30, 1998                     7,645     $7,700     24,400      (563)            4
                                                  =====     ======     ======      ====          ====

Balance at December 31, 1996                      7,660      7,660     24,180        --          (978)

Net income                                           --         --         --        --            --
Change in foreign currency translation               --         --         --        --           955
Change in unrealized gain (loss) on marketable
 securities                                          --         --         --        --            --
Stock options exercised                              40         40        220        --            --
Dividends paid to stockholders                       --         --         --        --            --
                                                  -----     ------     ------      ----          ----

Balance at September 30, 1997                     7,700      7,700     24,400        --           (23)
                                                  =====    =======     ======      ====          ====


                                                     Net
                                                  Unrealized
                                                 Gain (Loss)
                                                     on          Retained     Stockholders'
                                                 Investments     Earnings        Equity
                                                --------------------------------------------

Balance at December 31, 1997                        2,153         47,925         82,201
Net Income                                             --            929            929
Change in foreign currency translation                 --             --            (19)
Change in unrealized gain (loss) on marketable
 securities                                           (63)            --            (63)
Dividents paid to stockholders                         --         (1,386)        (1,386)
Purchases of treasury stock                            --             --           (563)
                                                   ------         ------         ------

Balance at September 30, 1998                       2,090         47,468         81,099
                                                   ======         ======         ======

Balance at December 31, 1996                         (366)        17,516         48,012

Net income                                             --         31,771         31,771
Change in foreign currency translation                 --             --            955
Change in unrealized gain (loss) on marketable
 securities                                         2,204             --          2,204
Stock options exercised                                --             --            260
Dividends paid to stockholders                         --         (1,379)        (1,379)
                                                   ------         ------         ------

Balance at September 30, 1997                       1,838         47,908         81,823
                                                   ======         ======         ======

          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                           Nine months ended September 30,
                                                                          --------------------------------
                                                                               1998              1997
                                                                            -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $929             31,771
Adjustments to reconcile net income to net cash provided from operating activities:
     Realized gains                                                          (1,353)           (48,861)
     Depreciation and amortization                                            1,093              1,214
     Amortization of premiums on investments                                     94                 33
     Undistributed earnings of affiliate                                          -             (3,357)
     Decrease (increase) in premiums receivable                              (3,683)               928
     Decrease (increase) in deferred policy acquisition costs                (1,416)               201
     Decrease (increase) in reinsurance recoverables                            697             (8,546)
     Change in income tax accounts                                              590             16,982
     Increase (decrease) in liability for losses and loss
       adjustment expenses                                                   (5,903)             4,673
     Increase in unearned premiums                                            2,901              3,356
     Decrease in funds held                                                    (187)                (9)
     Increase (decrease) in supplemental duty deposits                           44               (280)
     Increase in accrued expenses and other liabilities                       1,121              3,014
     Other, net                                                                 329             (1,341)
                                                                            -------            -------
       Net cash used in operating activities                                 (4,744)              (222)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
   Purchases                                                                (16,882)           (13,025)
   Sales                                                                      5,368             11,702
   Maturities and calls                                                      10,011              2,318
Equity securities:
   Purchases                                                                   (258)              (498)
   Sales                                                                        980              1,010
Net purchases of short-term investments                                           -                 (2)
Sale of Kingsway common stock                                                     -             67,665
Sale of subsidiaries                                                           (338)                --
Purchase of property and equipment, net                                        (383)              (247)
                                                                            -------            -------
       Net cash provided from (used in) investing activities                 (1,502)            68,923
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of notes payable                                                        -             (9,735)
Proceeds from exercise of stock options                                           -                260
Purchase of treasury stock                                                     (563)                --
Dividends paid to stockholders                                               (1,386)            (1,379)
                                                                            -------            -------
       Net cash used in financing activities                                 (1,949)           (10,854)
                                                                            -------            -------
Net increase (decrease) in cash and cash equivalents                         (8,195)            57,847
Cash and cash equivalents:
   Beginning of the period                                                   49,400             18,492
                                                                            -------             ------
   End of the period                                                        $41,205             76,339
                                                                            ==========================

See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1998, and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the nine month periods ended September 30, 1998, and 1997.

     The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     The Company's common stock at September 30, 1998 consisted of approximately
     7.7 million shares outstanding $1.00 par value per share, less 55,000 shares of treasury stock. The Company also had outstanding stock options to purchase in the aggregate 109 thousand shares of common stock.

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


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated earned premium for the third quarter of 1998 increased $889,000 or 6.9% to $13.9 million as compared to the third quarter of 1997. For the first nine months of 1998, earned premiums decreased $1.9 million or 4.7% to $38.7 million from the comparable period in 1997. Surety earned premiums for the third quarter were up $256,000 or 5.9%, while for the first nine months of 1998 surety earned premiums were down $732,000 or 5.4%. Earned premiums on contract surety were positively impacted by the discontinuation of a quota share reinsurance treaty in 1998. However, highly competitive markets and the disruption in agency operations of the Company following the departure of several employees to a competing entity at the beginning of the year have negatively impacted the earned premiums for the U.S. Customs bonds. Marine earned premium for the third quarter of 1998 were down $10,000 or 0.1% as compared to the third quarter of 1997, and $2.1 million or 10.3% for the first nine months of 1998 as compared to 1997. Highly competitive markets and the previously noted disruption to the agency operations negatively impacted the nine month marine premiums earned. During the third quarter, the three recently opened regional offices began to provide positive impact to the marine premium levels through the expanded use of independent agents. Also, the alliance with The Roanoke Companies, Inc., described in previous filings, has also positively impacted premium volume. Domestic professional liability premiums for the third quarter of 1998 were down $177,000 or 24.4% as compared to the third quarter of 1997. Year-to-date, 1998 domestic professional liability premiums earned were down $566,000 or 25.0% compared to the same period in 1997. The Company is continuing to re-underwrite this line and has non-renewed certain historically unprofitable accounts in order to improve the results for this product. Other property and casualty earned premiums for the third quarter of 1998 increased $576,000 or 41.8% as compared to the third quarter of 1997, due primarily to increased marketing efforts through independent agents.

Consolidated investment income in the third quarter of 1998 was $1.46 million as compared to $49.93 million in the third quarter of 1997. Investment income in the third quarter of 1997 included a realized gain of $49.4 million from the sale of substantially all of the shares of Kingsway Financial Services held by the Company, partially offset by $559,000 in realized losses on disposition of certain securities.

Commission and other income for the third quarter of 1998 were down $241,000 as compared to the third quarter of 1997. This decline is attributable to the sale of substantially all of the Company's agency operations earlier in 1998.

Consolidated loss and loss adjustment expenses for the third quarter of 1998 decreased $2.5 million or 25.2% as compared to the third quarter of 1997. During the third quarter of 1997 the Company strengthened its loss reserves by $3.0 million. After taking this into consideration, the remaining difference is attributable to the volume of earned premium. The loss ratio for the third quarter of 1998 was 54.1%. After giving effect to the aforementioned reserve strengthening the loss ratio for the third quarter of 1997 would also have been 54.1%. The loss ratios for the first nine months of 1998 and 1997 were 54.2% and 60.7%, respectively. Giving effect to the aforementioned reserve strengthening, the loss ratio for the first nine month of 1997 would have been 53.3%.

Policy acquisition costs for the third quarter of 1998 increased $1.3 million to $4.6 million as compared to the third quarter of 1997. Included in the costs for the third quarter of 1998 is $459,000 in additional premium taxes. Approximately $350,000 of this is due to a premium tax examination covering the years 1994 through 1996. The remainder is due to accrual methodology changes. Policy acquisition costs in 1997 included credits of $445,000 in the third quarter and $1.9 million for the first nine months arising from reinsurance ceding allowances for a crane liability program that were later reversed as a result of the failure of the reinsurer. Adjusting for the effects of these items, the ratios of acquisition costs to earned premiums were 29.9% and 28.9% for the third quarter of 1998 and 1997, respectively, and 29.0% and 28.3% for the first nine months of 1998 and 1997, respectively.

Consolidated other underwriting expenses decreased $1.3 million or 23.6% in the third quarter of 1998 as compared to the third quarter of 1997. Such expenses for the first nine months of 1998 also decreased $1.3 million, or 10.1%. Included in 1997 third quarter and year-to-date expenses was $1,235,000 in write offs of agent balances arising from the failures of two independent agencies. Included in the expenses in 1998 are $223,000 in the third quarter and $619,000 in the first nine months related to legal and other outside services as a result of the aforementioned departure of certain personnel. The reduction in agency operations reduced other underwriting expenses by $777,000 in the third quarter of 1998 and $1.2 million for the first nine months of 1998, as compared to the similar periods in 1997.

During the third quarter of 1997 the company extinguished its outstanding debt. Consequently, no interest expense was incurred in 1998.

Equity in net income of investee in 1997 arose due to the Company's investment in Kingsway Financial Services, Inc. As a result of the sale of substantially all of the Company's interest therein, equity in the income of the investee is no longer recorded.


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at September 30, 1998 of $165.25 million were down $160,000 from the December 31, 1997 total of $165.41 million. Stockholders' equity decreased to $81.1 million at September 30, 1998 from $82.2 million at December 31, 1997. Dividends paid to shareholders, unrealized foreign currency translation losses, unrealized losses on marketable securities and the cost of treasury shares acquired exceeded net income for the year. As part of the Company's stock repurchase program, 55,000 shares were acquired during the third quarter. Through the date of this report, 406,400 shares have been repurchased. The Company paid a dividend of $0.09 per share on September 15, 1998.

The company's operations required $4.7 million and $222 thousand of cash flow for the nine months ended September 30, 1998 and 1997, respectively. In 1998, this was due to a decrease in the liability for losses and loss adjustment expenses and to an increase in the level of premiums receivable. As the Company retains a higher than normal level of cash and cash equivalents as a result of the disposition of holdings in Kingsway Financial Services in August 1997, it has chosen to discontinue its bank line of credit at this time. The Company believes that it can re-establish a line of credit should it be deemed prudent to do so.

YEAR 2000 ISSUES

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, calculate earned premiums, or engage in similar normal business activities.

The Company uses software that has been developed internally as well as that developed by third party vendors. Most of the internally developed software had addressed the year 2000 issue during development. The Company has received written certification from its primary third party vendors that their software is compliant with year 2000. The Company is continuing to test internally developed software and third party software and has found that most systems produce accurate results. The cost of testing software and systems and the remediation of internally developed software is estimated at $170,000 and such costs are considered part of the normal maintenance activity. Primary third party vendors have indicated that any remediation costs associated with their software will be considered part of normal maintenance and update fees. The Company expects to complete this testing and remediation by the end of the second quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

Should logistics service providers insured by the Company be unable to adequately perform their services due to circumstances arising from year 2000 issues they may have failed to address, the Company may be adversely impacted. This may include but not be limited to, such items as inability or failure of customers to remit premiums and additional incurred claims under various policies issued by the Company. While the company may seek to limit its exposure to such claims, there is uncertainty as to the acceptance of these limitations by regulators and the legal system. The economic impact of these uncertainties cannot be determined at this time. The Company has initiated a program to inform its customers of the potential impact that year 2000 issues may have on their operations. The Company is assessing its business relationships to ascertain those which may materially impact the Company if they are not ready for year 2000. The company intends to survey these parties to evaluate the potential impact and to receive assurance of year 2000 readiness.

The Company is continuing to develop contingency plans in the event that year 2000 issues impact operations despite remediation efforts. The Company is addressing areas such as premium collection, claims processing and financial reporting. In some instances, manual processes can be used. The Company is expecting to have a contingency plan in place by the end of the third quarter of 1999.

The costs of the year 2000 project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RESULTS BY LINE

The following table illustrates the premium earned (dollars in thousands) for each major line of business for the nine month periods ended September 30, 1998 and 1997. It also sets forth the combined ratios by line and in the aggregate for the Company.

                                -------------------------------------------------------------------
                                                                                 PROFESSIONAL
                                       SURETY                 MARINE               LIABILITY
                                -------------------------------------------------------------------
                                 Earned      Combined   Earned     Combined    Earned     Combined
                                 Premium       Ratio    Premium      Ratio     Premium      Ratio
---------------------------------------------------------------------------------------------------
Nine months ended September 30,
             1998                 $12,895       98.4    $18,507      113.5      $2,205      151.9
             1997                  13,627      102.2     20,640      116.2       2,429      151.6

---------------------------------------------------------------------------------------------------
Year ended December 31,
             1997                 $17,947       94.0    $27,906      112.9      $3,206      174.2
             1996                  25,846       85.2     26,932      113.8       2,644      151.3
             1995                  24,700       83.5     20,808      124.7       3,069      160.3
             1994                  23,019       80.4     14,996      114.2       2,377      195.4
             1993                  19,739      106.5     12,154       85.8       1,681      175.2
---------------------------------------------------------------------------------------------------

                                --------------------------------------------
                                         OTHER
                                  PROPERTY & CASUALTY           TOTAL
                                --------------------------------------------
                                  Earned     Combined    Earned     Combined
                                  Premium      Ratio     Premium      Ratio
----------------------------------------------------------------------------
Nine months ended September 30,
             1998                  $5,046      120.8     $38,653      111.6
             1997                   3,841      122.5      40,537      114.2

----------------------------------------------------------------------------
Year ended December 31,
             1997                  $8,351      130.2     $57,410      112.9
             1996                   5,631      135.3      61,053      105.3
             1995                   5,498      146.8      54,075      110.2
             1994                   3,362      106.3      43,754      100.2
             1993                     772      156.2      34,346      103.6
----------------------------------------------------------------------------

Net earned premium for the first nine months of 1998 has decreased approximately $1.9 million over the comparable period of 1997, although the third quarter of 1998 by itself had increased $889 thousand over 1997. Earned premium for the surety and marine lines were impacted by the short-term disruption in the Company's agency operations prior to and after the departure of several employees to a competing entity. Professional liability earned premiums were impacted by the implementation of a re-underwriting strategy, resulting in the non-renewal of certain historically unprofitable accounts. All lines are subject to the highly competitive market in the insurance industry and its resultant pressures on price levels.

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings - There have been no material developments in the legal proceedings addressed in the Company's Form 10-K or new legal proceedings during the fiscal quarter covered by this report on form 10-Q.

Item 2.       Changes in Securities - Not Applicable.

Item 3.       Defaults Upon Senior Securities - Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders - Not
              Applicable

Item 5.       Other Information - Not Applicable.

Item 6(a) Exhibits - See Exhibit Index immediately following the signature page.

Item 6(b) Reports on Form 8-K - The Company filed a Form 8-K on September 3, 1998. The report addressed the authorization by the Board of Directors to make open market purchases of up to 1 million shares of the Company's common stock.

ITEM 6(A)                  EXHIBITS




                                 EXHIBIT INDEX
                                 -------------


11.0    Computation of Earnings per share.

27.0     Financial Data Schedule

ITEM 6(B)         REPORTS ON FORM 8-K



The Company filed a Form 8-K on September 3, 1998. The report indicated the authorization by the Board of Directors to make open market purchases up to 1 million shares of the Company's common stock.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1998


                                     (Registrant) INTERCARGO CORPORATION



                                     By:  /s/ Stanley A. Galanski
                                        --------------------------------------
                                         Stanley A. Galanski
                                         President and Chief Executive Officer




                                     By:  /s/ Michael L. Rybak
                                         -------------------------------------
                                          Michael L. Rybak
                                          Vice President
                                          Chief Financial Officer, Treasurer