Form 10-K
period 1998-12-31
INTERCARGO CORP
filed 1999-03-31
CIK 815787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                         Common Stock, $1.00 Par Value

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate Market Value of Voting Stock held by nonaffiliates as of March 10, 1999: $82,964,484

     Number of Shares of Common Stock outstanding as of March 10, 1999:
7,293,581

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Statements made in this document that present information that is not historic, including among other things, anticipated financial performance, sources and extent of liquidity and capital, anticipated business activities, impact of Year 2000 issues, business prospects, new products and markets, and business relationships are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon, or comparable terminology. There are numerous risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

ITEM 1. BUSINESS.

     On December 1, 1998 the Company and X.L. America, Inc., ("XL") a wholly-owned subsidiary of XL Capital Ltd ("XL Capital"), entered into an Agreement and Plan of Merger pursuant to which the Company will be acquired by XL Capital through the merger of XL (or a wholly owned subsidiary of XL) with and into the Company ("the Merger"). Pursuant to the Merger the shares of common stock of Intercargo issued and outstanding immediately prior to the Merger will be converted into $12.00 in cash. Consummation of the Merger is subject to regulatory and shareholder approvals and to specified closing conditions. Further information is contained in the Company's definitive Proxy Statement for the Special Meeting of Stockholders relating to the Merger.

     The Company, through Intercargo Insurance Company ("IIC"), its U.S. insurance company subsidiary, and Intercargo Insurance Company H.K. Limited, a subsidiary of IIC, is engaged in the business of underwriting specialized insurance coverages for international trade. This includes U.S. Customs bonds, commercial surety, cargo insurance, general liability, workers compensation, truck liability, professional liability and property and casualty insurance. U.S. Customs bonds guarantee payment of duties on imported goods and cargo insurance protects shippers from loss or damage to goods in transit.

     Appointed independent insurance agents market the Company's products to customs brokers, freight forwarders, logistics providers, intermodal carriers, importers and exporters. Contract surety is marketed to contractors and building tradesmen through independent agents. Prior to the sale on April 30, 1998 of seven subsidiaries of International Advisory Services, Inc. ("IAS"), which remains a wholly-owned subsidiary, IIC's products were distributed primarily through IAS and these subsidiaries under the trade name of Trade Insurance Services, Inc.

     IIC opened a branch office in London in April, 1994. This office underwrites marine cargo insurance through independent insurance brokers. In October, 1995, the Company acquired Eastern Insurance Limited, a Hong Kong licensed insurer and renamed the company Intercargo Insurance Company H.K. Limited, and commenced operations in May, 1996. The Hong Kong subsidiary underwrites marine cargo and professional liability insurance through independent brokers.

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

     The Company introduced a modified version of its professional liability coverage in 1993. This coverage, referred to as international transit liability
(ITL) insurance, includes marine legal liability insurance in addition to professional liability. IIC is the first U.S. based insurance company to offer this type of coverage. The program was developed to compete in new international markets. Unlike the traditional professional liability policy, this policy is issued on an "occurrence" basis, which means the covered proximate cause of loss must occur during the policy period.

OTHER PROPERTY AND CASUALTY INSURANCE

     The Company markets commercial property and casualty products to customs brokers, freight forwarders and other service firms engaged in the international movement of cargo. The Company is authorized to write these coverages in 48 states. The product is designed to meet the specific requirements of the broker/forwarder industry.

     The Company markets property and casualty products, miscellaneous trucking bonds and cargo insurance to meet the needs of the trucking industry. These products are sold through independent insurance agents.

SURETY

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

FOREIGN OPERATIONS

     See Note 14 of Notes to Consolidated Financial Statements for information relating to revenues, operating income and identifiable assets related to the Company's operations in the United Kingdom and Hong Kong, which information is found in Item 8.

MARKETING AND DISTRIBUTION

     On April 30, 1998, IAS transferred to The Roanoke Companies, Inc. ("Roanoke") all of the insurance brokerage agency business of IAS. The transaction was effected through the sale of the capital stock of seven subsidiaries of IAS. These subsidiaries had operated under the trade name of Trade Insurance Services. As a result of this, Roanoke generated approximately 29.5% of the Company's gross written premium in 1998. Roanoke has also agreed for a period lasting at least until November 5, 2001, to continue to place with the Company all U.S. Customs bonds, marine and other coverages generated from the IAS customers existing at the time of the sale. The Company uses other independent agents to produce additional business.

REINSURANCE

     The Company follows the industry practice of reinsuring a portion of its insured risks, paying to the reinsurer a portion of the premiums received on all policies. Insurance is ceded principally to reduce the net liability on individual risks and to protect against catastrophic losses. The Company endeavors to place reinsurance with reinsurance companies which have been approved by the U.S. Treasury (in the case of U.S. Customs bonds) and which have been rated "A" or better by A.M. Best Company.

     Excess of loss reinsurance on the Company's Customs bond business is provided through contracts with four reinsurance companies: American Re-Insurance Company ("American Re"), First Excess and Reinsurance Corporation ("First Excess"), Employers Reinsurance Corporation ("Employers Re") and Transatlantic Reinsurance Company ("Transatlantic"). Excess of loss reinsurance is a form of reinsurance which indemnifies the ceding insurer up to an agreed amount against all or a portion of the amount of loss in excess of a specified retention. The Company now retains risks up to $500,000 per bond or per principal. Under the contracts, the reinsurers automatically assume the risk of losses on the Company's bonds between $500,000 and $3,700,000 on any one principal. Bonds written for amounts greater than $3,700,000 must be submitted to the reinsurers for acceptance on a case-by-case basis and the Company may not fully reinsure all exposures above $3,700,000.

     Excess of loss reinsurance on the Company's marine cargo insurance consists of two reinsurance treaties. Under the first treaty, NAC Reinsurance Corporation, Transatlantic, St. Paul Fire & Marine Insurance Company and Employers Re assume the risk of losses between $200,000 and $5 million on any occurrence. Under the second treaty, losses in excess of $5 million up to $25 million are assumed by ten Lloyd's of London syndicates, Commercial Union Assurance Company Plc ("Commercial Union"), XL Mid Ocean Reinsurance Company Ltd, ERC Frankona Reinsurance Limited, Mapfre Re Compania de Reaseguros S.A. and Reliance National Insurance Company (Europe) Limited. These same excess of loss reinsurance treaties also cover property losses arising from the Company's other property insurance coverages.

     The reinsurance on the Company's professional liability program is placed with Kemper Reinsurance Company ("Kemper Re") and Transatlantic. The reinsurers provide reinsurance of $800,000 in excess of the first $200,000 and also provide $2,000,000 additional capacity as needed. Air cargo legal liability reinsurance includes quota share coverage wherein the Company retains 35% of the first $2 million of loss per sending or $4 million per occurrence. Reinsurance is provided through Commercial Union, Terra Nova Insurance Company Limited ("Terra Nova"), Zurich Reinsurance (London) Limited and several Lloyd's of London syndicates.

     Reinsurance on the Company's other property and casualty insurance, in addition to the previously discussed excess of loss coverage on property insurance, consists of quota share and casualty excess of loss. Under the quota share coverage for umbrella liability policies the Company retains 5% of losses up to $5 million. The reinsurance is provided by Kemper Re and CNA Reinsurance Company. Under the casualty excess of loss reinsurance, the Company retains up to $200,000 of losses for each occurrence and Employers Re assumes additional risk up to $5 million.

     Reinsurance on the Company's base trucking program consists of excess of loss coverage where the Company cedes losses in excess of $200,000 to a limit of $1 million. This reinsurance is provided by Continental Casualty Company ("Continental Casualty"), First Excess, Folksamerica Reinsurance Company, Hartford Fire Insurance Company ("Hartford"), Kemper Re and Trenwick America Reinsurance Corporation. Under the Company's long haul trucking program reinsurance consists of both quota share and excess of loss. Under the quota share reinsurance the Company retains 15% of the first $150,000 of losses for physical damage and 15% of the first $100,000 of losses for liability. Under the excess of loss coverage the Company retains 15% of the liability losses in excess of $100,000 per occurrence to a limit of $1 million. Reinsurance is provided by Continental Casualty, Kemper Re, Transatlantic, Lloyd's Syndicate Number 1141, CNA Reinsurance Company Limited, Hannover Ruckversicherungs-Aktiengesellschaft, Terra Nova and Zurich Reinsurance (London) Limited.

     Reinsurance on the Company's contract and miscellaneous surety products consists of excess of loss reinsurance for losses in excess of $250,000 to a limit of $10 million. Reinsurers providing this coverage include Hartford, Kemper Re, Republic Western Insurance Company, Risk Capital Reinsurance and Transatlantic. The Company also has a quota share agreement with Monroe Guaranty Insurance Company ("Monroe Guaranty") where the Company retains 50% of the surety business produced by agents recruited by Monroe Guaranty.

     The ceding of reinsurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. The Company also remains liable for losses which exceed the limits of coverage afforded by its reinsurance agreements. In addition to the per occurrence limits set forth above, the annual aggregate limit on the Company's Customs bond reinsurance contract is $6.4 million and the annual aggregate limit on the marine cargo reinsurance contract is $25.0 million.

LOSSES AND LOSS RESERVES

     Claims on the Company's marine, professional liability, and contract bond lines are adjusted by Company personnel. Claims on property and casualty business are processed by a third party. Adjustment procedures include verification of the coverage, investigation of the loss, evaluation of the exposure and final settlement of the claim. The Company's general policy is to adjust and settle claims as quickly as possible. For marine cargo claims, salvage and subrogation are important factors in minimizing loss experience.

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

     The liability for losses and LAE is an estimate of the ultimate unpaid net cost of all losses incurred through December 31 of each year. Since the provision is necessarily based on estimates, the ultimate liability may be more or less than such provision. These estimates include the anticipated recovery of salvage and subrogation based on historical patterns. Case reserves for individual claims are generally not established for the U.S. Customs bond business because of the historical problems of attempting to establish case reserves for small losses coupled with: (i) frequent errors in Customs claims,
(ii) lack of or erroneous documentation furnished to the Company by Customs, and
(iii) the experience of the Company that in excess of 90% of all claims initially reported by Customs are either canceled or settled by the principal. When there is sufficient evidence to document the validity of a claim, it is promptly paid by the Company. As a result, the Company estimates its ultimate losses on U.S. Customs bonds by projecting from its paid claim data. The combination of paid loss projections and the length of time to ultimate settlement adds a high degree of judgment to the reserving process. The reserves established for bond losses are regularly evaluated and adjusted when conditions in loss patterns indicate an adjustment is required. The reserves established for marine losses and professional liability losses are evaluated against cases reported, and adjustments to the reserves, including a provision for claims incurred but not yet reported ("IBNR"), are recorded as deemed appropriate. Reserves for the Company's automobile and commercial and property and casualty lines are established on a case-by-case basis and include a provision for IBNR. The individual case reserves are reviewed periodically and adjusted as deemed necessary. The following table presents Company reserve balances for the periods indicated (net of ceded reinsurance):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1998       1997       1996
                                                        ----       ----       ----
                                                          (DOLLARS IN THOUSANDS)
Unpaid Losses and LAE at beginning of year, net of
  reinsurance recoverables of $11,970, $9,980, and
  $3,138..........................................    $ 43,385    $37,057    $33,155
Provision for Losses and LAE for claims occurring
  during:
  Current year....................................      31,680     34,260     31,876
  Prior years.....................................         988        585        431
                                                      --------    -------    -------
Total.............................................      32,668     34,845     32,307
                                                      --------    -------    -------
Less Loss and LAE payments for claims occurring
  during:
  Current year....................................     (10,646)   (10,896)   (10,798)
  Prior years.....................................     (20,873)   (17,621)   (17,607)
                                                      --------    -------    -------
Total.............................................     (31,519)   (28,517)   (28,405)
                                                      --------    -------    -------
Unpaid Losses and LAE at end of year, net of
  reinsurance recoverables of $11,980 $11,970 and
  $9,980..........................................    $ 44,534    $43,385    $37,057
                                                      ========    =======    =======

-------------------------
Any adjustments to reserves are reflected in operating results for the period in which they are made.

     The following table presents development of total Company reserves and liability paid for the periods indicated.

                                                          YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------
                                1988      1989      1990      1991      1992      1993      1994      1995
                                ----      ----      ----      ----      ----      ----      ----      ----
                                                          (DOLLARS IN THOUSANDS)
Liability for unpaid losses
 and LAE.....................  $11,459   $12,584   $14,133   $25,867   $23,940   $26,289   $35,006   $33,155
Cumulative amount of
 liability paid through:
 One Year Later..............    6,019     5,216     6,039    12,611    12,531    14,244    20,205    17,608
 Two Years Later.............    8,826     8,748    10,893    18,471    17,711    22,819    25,890    23,825
 Three Years Later...........   11,396    12,106    13,079    21,521    24,280    26,934    28,244    27,415
 Four Years Later............   14,375    13,525    13,782    28,746    25,908    28,254    30,099
 Five Years Later............   15,224    13,906    21,892    29,131    26,694    29,116
 Six Years Later.............   15,488    14,179    22,223    29,599    27,219
 Seven Years Later...........   15,766    14,432    22,382    29,775
 Eight Years Later...........   15,830    14,590    22,473
 Nine Years Later............   15,937    14,599
 Ten Years Later.............   15,916
Liability re-estimated as of:
 One Year Later..............   11,629    13,592    13,367    26,551    25,728    28,426    41,110    33,586
 Two Years Later.............   14,011    13,301    16,666    25,974    24,667    29,851    41,491    34,193
 Three Years Later...........   14,502    16,273    15,613    25,060    23,289    31,883    41,286    33,895
 Four Years Later............   17,499    15,351    14,966    24,192    24,208    31,394    41,472
 Five Years Later............   16,656    14,790    14,765    24,536    23,542    31,429
 Six Years Later.............   16,038    14,209    15,225    23,947    23,607
 Seven Years Later...........   15,774    14,613    14,644    23,932
 Eight Years Later...........   16,010    14,302    14,606
 Nine Years Later............   15,829    14,248
 Ten Years later.............   15,797

                                 YEAR ENDED DECEMBER 31,
                               ---------------------------
                                1996      1997      1998
                                ----      ----      ----
                                 (DOLLARS IN THOUSANDS)
Liability for unpaid losses
 and LAE.....................  $37,057   $43,385   $44,534
Cumulative amount of
 liability paid through:
 One Year Later..............   17,622    20,873
 Two Years Later.............   25,633
 Three Years Later...........
 Four Years Later............
 Five Years Later............
 Six Years Later.............
 Seven Years Later...........
 Eight Years Later...........
 Nine Years Later............
 Ten Years Later.............
Liability re-estimated as of:
 One Year Later..............   37,642    44,373
 Two Years Later.............   38,663
 Three Years Later...........
 Four Years Later............
 Five Years Later............
 Six Years Later.............
 Seven Years Later...........
 Eight Years Later...........
 Nine Years Later............
 Ten Years later.............

                                                          YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------
                                1988      1989      1990      1991      1992      1993      1994      1995
                                ----      ----      ----      ----      ----      ----      ----      ----
                                                          (DOLLARS IN THOUSANDS)
Cumulative deficiencies
 (Redundancies)..............  $ 4,338   $ 1,664   $   473   $(1,935)  $  (333)  $ 5,140   $ 6,466   $   740
                               =======   =======   =======   =======   =======   =======   =======   =======

                                 YEAR ENDED DECEMBER 31,
                               ---------------------------
                                1996      1997      1998
                                ----      ----      ----
                                 (DOLLARS IN THOUSANDS)
Cumulative deficiencies
 (Redundancies)..............  $ 1,606   $   988
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

                                                               DECEMBER 31,
                                                       -----------------------------
                                                        1998       1997       1996
                                                        ----       ----       ----
                                                          (DOLLARS IN THOUSANDS)
Gross loss and loss adjustment expense reserves....    $56,514    $55,355    $47,037
Ceded to other insurance companies(1)..............     11,980     11,970      9,980
                                                       -------    -------    -------
Net liability as stated above......................    $44,534    $43,385    $37,057
                                                       =======    =======    =======

-------------------------
(1) Before reduction for funds held from reinsurers

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

     During 1996, further adverse development for prior years emerged. Increases totaling $2.4 million were made in the contract surety, marine and professional liability product lines. These increases were partially offset by reductions totaling $814,000 to U.S. Customs bonds and other property and casualty reserve estimates.

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

     During 1998, $4.2 million was added to reserves in the marine, professional liability and other property and casualty segments. This addition was done to reflect emerging experience as well as to provide for additional margin. Loss and LAE reserves are estimated using a range of values and include a select point which represents the level of reserves deemed most likely to ultimately develop. The Company has consistently carried the overall level of reserves within the estimated ranges. The actions in 1998 served to move the overall level of reserves to approximately the select point.

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

     In past years the Company had few competitors in the U.S. for its professional liability product. Recently more competitors have emerged with a similar product. Outside of the U.S., alternative coverages are marketed by competitors in conjunction with a broad form marine and liability policy. The Company developed a new form, the International Transit Liability Policy ("ITL"), to be more compatible to these market expectations. The Company believes that its ability to provide prompt, efficient service to customs brokers and freight forwarders, as well as its expertise and understanding of the risks involved in those industries, provide a competitive advantage over other carriers in both its professional liability lines and its property and casualty lines.

REGULATION

     U.S. Federal Regulation. U.S. Customs bonds are sold pursuant to federal regulations requiring virtually every importer of goods into the United States to post a bond. IIC currently maintains a Certificate of Authority as a surety company qualified to write U.S. Customs bonds pursuant to federal law and applicable regulations promulgated by the U.S. Department of Treasury (the "Treasury"). The Treasury determines the maximum amount of risk retention per bond for each qualified insurance company. IIC is qualified to write U.S. Customs bonds and retain an aggregate liability up to $2,939,000 on any one bond.

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

     The National Association of Insurance Commissioners (NAIC) facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Certain of these regulations address the reporting and regulation of the adequacy of capital and surplus. At December 31, 1998, IIC's required risk-based capital was $7,194,000, and reported capital and surplus was $32,615,000.

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

EMPLOYEES

     At December 31, 1998, the Company had 134 U.S. employees. Except for 6 part-time employees, all such persons are employed on a full-time basis. The Company has 5 employees in its U.K. operations and 10 employees in Hong Kong. The Company believes that it enjoys favorable relations with its employees.

ITEM 2. PROPERTIES

     The Company occupies leased space in Schaumburg, Illinois where its principal executive offices are located. IIC leases space in London where a branch office is maintained. IIC also leases space for regional offices in New York City, Tampa, Florida and Woodland Hills, California. Intercargo Insurance Company H.K. Ltd. leases office space in Hong Kong.

ITEM 3. LITIGATION

     During the month of January 1998, the president of IAS resigned and with several other employees formed Avalon Risk Management, Inc. Avalon's announced purpose is to compete with IAS in the marketing and distribution of transportation related insurance and surety products. The Company has filed suit in the Chancery Division of the Circuit Court of Cook County, Illinois against the ex-president alleging breach of fiduciary duty, theft of confidential information and other unlawful activities, and seeking injunctive relief and damages. The action is pending and its outcome at this point is not certain.

     In February 1999, certain purported shareholders of the Company filed a lawsuit against the Company and its directors, seeking class action status and claiming, among other things, the directors breached their fiduciary duties to the Company's shareholders in approving the definitive agreement to merge between the Company and a subsidiary of XL Capital and that they failed to adequately explore alternative transactions and maximize shareholder value. The lawsuit requests, among other things, injunctive relief and payment of damages to the class members. The Company believes that the lawsuit is without merit and intends to contest it vigorously.

     There are no other pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except for claims arising in the ordinary course of business. In the ordinary course of business, the Company is involved in certain litigation. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $1.00, is traded on the NASDAQ National Market under the symbol ICAR. The table shown below contains the range of high and low closing sale prices of the common stock of the Company as reported by NASDAQ for each calendar quarter for the last two fiscal years.

QUARTER                                                         HIGH      LOW
-------                                                         ----      ---
4th 1998....................................................    12.00     9.38
3rd 1998....................................................    11.88     9.13
2nd 1998....................................................    13.00    11.34
1st 1998....................................................    13.50    11.38
4th 1997....................................................    14.13    12.88
3rd 1997....................................................    14.25    10.38
2nd 1997....................................................    12.00     9.13
1st 1997....................................................    10.13     8.50

     The number of holders of record of Company common stock on March 8, 1999, was 79. Certain information made available to the Company from Automatic Data Processing (ADP) and broker dealers holding securities in street name indicates there are approximately 738 beneficial owners of the Company's common stock.

     The Company paid dividends of $0.18 per share, or $1.4 million in 1998, 1997 and 1996. Any future dividends will depend upon the earnings and financial position of the Company and its principal operating subsidiary, IIC, as well as legal and contractual restrictions. In addition, the insurance laws of Illinois, the domicile of IIC, require that dividends from IIC to the Company be paid only out of earned surplus, and are limited to the greater of (i) 10% of the prior year's statutory surplus or (ii) statutory net income, as defined. The Agreement and Plan of Merger limits the payment of any regular semi-annual dividend to $0.09 per share unless consent thereto is granted by XL Capital.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31:
                                           --------------------------------------------------------
                                             1998        1997        1996        1995        1994
                                             ----        ----        ----        ----        ----
                                                            (DOLLARS IN THOUSANDS)
Revenues(1)..............................  $ 61,297    $112,159    $ 68,241    $ 94,186    $ 80,885
Operating income (loss)(1)...............  $ (5,421)   $ 46,141    $  3,705    $  4,050    $  7,359
Net income (loss)........................  $ (3,372)   $ 31,788    $  6,404    $  2,139    $  4,981
Total assets.............................  $163,400    $165,412    $133,710    $116,166    $128,423
Total stockholders' equity...............  $ 72,975    $ 82,201    $ 48,012    $ 43,621    $ 39,921
Per Share Amounts
Net income (loss) from continuing
  operations.............................    $(0.44)      $4.14       $0.84       $0.28       $0.65
Dividends................................    $ 0.18       $0.18       $0.18       $0.18       $0.18
Combined ratio(2)........................     117.9%      112.9%      103.9%      103.6%       97.5%

-------------------------
(1) 1997 amounts reflect revenues from the Company's sale of its investment in Kingsway Financial Services, Inc. (See Note 1 of the Notes to Consolidated Financial Statements).

(2) Combined ratios have been computed for all years on a GAAP basis (see Item 7 -- Management's Discussion and Analysis).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company, through its subsidiaries, is engaged in the business of underwriting specialty insurance coverages for international trade. This includes U.S. Customs bonds, marine cargo insurance, professional liability insurance, and property and casualty insurance. The Company has a subsidiary in Hong Kong and a branch office in the United Kingdom. Until December 18, 1995, the Company was the sole parent company of Kingsway Financial Services, Inc. ("Kingsway"), an underwriter of automobile, and property and casualty insurance in Canada. On December 18, 1995 Kingsway sold 1.8 million shares of its common stock in an initial public offering. The Company participated in that transaction as a selling shareholder, reducing its equity interest in Kingsway from 100% to 50%. In January, 1996, as a result of the exercise of the underwriters' over allotment option, the Company's equity in Kingsway was reduced to 47.0%. In October, 1996, Kingsway conducted a secondary offering in which the Company participated. As a result of this, the Company's equity in Kingsway was further reduced to 31.5%. In August, 1997 Kingsway conducted another secondary offering in which the Company participated. As a result of this, the Company's equity in Kingsway was reduced to less then 1%. During all of 1996 and 1997 until August 25, 1997 this investment had been accounted for by the equity method.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     1998 resulted in a net loss of $3.4 million or $0.44 per share as compared to net income of $31.8 million or $4.14 per share in 1997 and $6.4 million or $0.84 per share in 1996. During 1998 the Company faced many challenges. The insurance market in the U.S. remains highly capitalized which continues to foster soft market conditions for product pricing and intense competition for premiums. In January of 1998 the president of IAS resigned and with several other employees formed an operation whose announced purpose is to compete with IAS in the marketing and distribution of transportation related insurance and surety products. Litigation costs related to this added to the overall operating costs. The departure of these employees presented the Company with the opportunity to re-evaluate its focus. To this end the Company determined that it should concentrate its focus on underwriting and that its primary distribution method should be the use of independent brokers and agents. This led to the decision to sell all of the domestic insurance brokerage agency business of IAS in consideration for cash, convertible preferred stock and a secured installment note, totaling approximately $7.9 million. The transaction was effected through the sale of the capital stock of seven subsidiaries of IAS. The purchase price, which is equivalent to approximately one times the commission revenue of the transferred agencies, is subject to adjustment based on the commission revenue of the transferred agencies for the twelve month period ending June 30, 1999.

     In order to provide the necessary level of service to independent agents and brokers and to enhance the ability to expand the number of independent producers, the Company opened four regional offices. The immediate impact of these openings was an increase to underwriting costs. The Company believes, however, that the regional offices are a necessary factor to increase premium writings and to provide enhanced customer service.

     During the course of 1998 the Company was involved in an extensive review of strategic alternatives. This review included among other things potential acquisitions by the Company, as well as strategic alliances and mergers with other entities. These efforts culminated with the Company entering into an Agreement and Plan of Merger with XL noted in Item 1 of this Statement. Additional information is contained in the Registrant's definitive Proxy Statement for the Special Meeting of Shareholders relating to the Merger. As part of this review the Company incurred costs for financial consulting and legal services which impacted underwriting expenses.

REVENUES

     Insurance Premium Income

     Net premiums written by segment are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1998       1997       1996
                                                        ----       ----       ----
                                                          (DOLLARS IN THOUSANDS)
Surety.............................................    $18,768    $16,688    $23,177
Marine.............................................     27,594     28,247     27,470
Professional liability.............................      2,834      3,196      2,212
Other Property and Casualty........................      6,325      9,061      5,594
                                                       -------    -------    -------
     Total.........................................    $55,521    $57,192    $58,453
                                                       =======    =======    =======

     Surety (U.S. Customs bonds, contract and miscellaneous surety bonds) net premium written increased 12.5% in 1998. Contract and miscellaneous surety net premium written increased $3.2 million or 116.1% due to an increase of $845 thousand or 13.3% in gross premium written and to the discontinuance of a 50% quota share reinsurance treaty under which the Company had ceded business prior to 1998. U.S. Customs bonds net premium written declined $1.2 million or 8.4% due to competitive pressures. Such pressures are expected to continue for both U.S. Customs bonds and contract surety bonds. In 1997, surety net premium written declined 28.0%. Gross premiums written for U.S. Customs bonds were $3.1 million or 17.4% lower in 1997 than 1996. This was due to the move to rates which are net of brokers' commissions, and to competitive pressures on overall price structures. Gross premiums written for contract and miscellaneous surety bonds were $2.4 million or 27.7% lower in 1997 than 1996. During the first half of 1997 the Company was reviewing the strategic position of the contract and miscellaneous surety line. During that period of evaluation marketing and sales efforts remained static, and some sales momentum was lost. The Company subsequently determined that these products can be viable and should remain a part of the overall product portfolio. Sales and marketing efforts were then reinvigorated, resulting in the increased premium volume shown in 1998. Marine net written premium declined 2.4% in 1998, while it had increased only 2.8% in 1997. These results reflect the market pressures on price levels. It is expected that the marine cargo insurance line will continue to experience such pressures in the foreseeable future. Professional liability net written premium decreased 11.3% in 1998 after having increased 44.5% in 1997. The decline in 1998 is due primarily to the continuing efforts to re-underwrite this line of business. At the time of renewal unprofitable accounts are being given appropriate rate increases or are being cancelled. The increase in 1997 was attributable to significant rate actions taken late in 1996 and extending into 1997 as well as the circumstance that 1996 net written premiums were negatively impacted by $1.4 million in retrospective reinsurance premiums applicable to the development of prior period coverages. Other property and casualty net premium written decreased 30.2% in 1998 as compared to an increase of 62.8% in 1997. The decrease in 1998 is due to a decrease of $4.5 million in net premium written related to a program providing liability coverage on cranes. This same program was the primary factor affecting the increase in net premiums written in 1997. Absent the effects of this crane liability program, other property and casualty net premiums written would have increased $1.8 million or 42.8% in 1998 due primarily to increased volume in truck liability and physical damage coverages.

     Insurance premium income, or earned premium, decreased $4.9 million or 8.6% in 1998 to $52.5 million. In 1997, earned premium declined $3.6 million or 6.0% to $57.4 million from $61.0 million in 1996. Premiums are earned over the effective period of policy coverages and reflect the recognition of income from the changing levels of net premium written.

INVESTMENT INCOME AND REALIZED GAINS

     Net investment income was $6.1 million in 1998 as compared to $4.9 million in 1997 and $4.0 million in 1996. The increase in 1998 was attributable to earnings on the cash equivalents portion of the investment portfolio. In August of 1997 the Company sold 4,018,000 of its shares in Kingsway Financial Services. The 1998 results benefited from a full year of investment of the resultant proceeds, as compared to approximately four months in 1997. Yields in 1998 on the long-term portion of the portfolio were down slightly versus 1997. Net investment income was $4.9 million in 1997 as compared to $4.0 million in 1996, an increase of $900 thousand. The increase is attributable to the increase in the fixed income portion of the investment portfolio and to investment income on the proceeds from the Kingsway sale, offset somewhat by a decline in average yield due to the general decline in interest rates. Realized investment gains in 1998 were $2.1 million as compared to $48.9 million in 1997 and $2.4 million in 1996. In 1997, the Company sold 4,018,000 of its shares in Kingsway giving rise to a gain net of related expenses of $49.4 million. The 1998 and 1996 realized gains include $900 thousand and $2.4 million, respectively, in gains related to sales of Kingsway shares. Also included in the 1998 amount is $1.1 million in gain from the sale of certain IAS subsidiaries.

EXPENSES AND OTHER

     Loss and Loss Adjustment Expenses

     The following chart depicts loss and loss adjustment expenses ("LAE") by segment.

(DOLLARS IN THOUSANDS)

                                                                     OTHER
                                               PROFESSIONAL        PROPERTY &
            SURETY             MARINE           LIABILITY           CASUALTY            TOTAL
       ----------------   ----------------   ----------------   ----------------   ----------------
                  LOSS               LOSS               LOSS               LOSS               LOSS
        LOSSES    RATIO    LOSSES    RATIO    LOSSES    RATIO    LOSSES    RATIO    LOSSES    RATIO
YEAR   INCURRED    (%)    INCURRED    (%)    INCURRED    (%)    INCURRED    (%)    INCURRED    (%)
----   --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
1998    $4,124    23.7    $19,832    76.9     $3,490    130.5    $5,222    79.1    $32,668    62.3
1997    $5,087    28.3    $19,482    69.8     $3,752    117.0    $6,524    78.1    $34,845    60.7
1996    $7,455    28.8    $17,759    65.9     $2,714    102.7    $4,379    77.8    $32,307    52.9

     In 1998 loss and LAE decreased 6.3% following an increase of 7.9% in 1997. While the dollar level of loss and LAE declined in 1998, the overall loss ratio increased to 62.3% from 60.7% in 1997. During 1998 overall loss and LAE reserves were increased by $4.2 million. Reserves for certain lines were adjusted to reflect developing experience. Reserves were also increased to provide for additional margin. Loss and LAE reserves are estimated using a range of values and include a select point which represents the level of reserves deemed most likely to ultimately develop. The Company has consistently carried the overall level of reserves within such ranges. The actions taken in 1998 served to move the overall level of reserves to approximately the select point. Reserves in the surety segment were reduced $1.8 million reflecting ongoing development of U.S. Customs bonds claims. Marine loss reserves were increased $3.4 million to reflect emerging poor development primarily on current year business. Professional liability loss and LAE reserves were increased approximately $1.6 million to reflect emerging prior years' losses as well as to move the reserve level to a higher point in the range. Other property and casualty reserves were increased approximately $1.0 million. Workers' compensation reserves were decreased $631 thousand to reflect continuing favorable development. Reserves for the discontinued crane liability program were increased approximately $1.7 million to reflect adverse development. In 1997, loss and LAE increased $2.5 million or 7.9% as compared to 1996. During 1997, $3.0 million was added to loss and LAE reserves across several lines. This was done in response to the development of losses as well as to provide additional margins for adverse development. The loss ratio for the surety segment has shown improvement reflecting positive development for U.S. Customs bonds as well as the enhanced underwriting plus premium growth in contract and miscellaneous surety. The marine segment loss ratio deterioration is a reflection of the intense competitive pressures on pricing. The loss ratio in the professional liability segment in 1998 was negatively impacted by the increase in loss and LAE reserves noted previously. The Company continues to seek more appropriate pricing for covered risks under the professional liability program as it continues the efforts to improve the performance of this segment. The loss ratio for the other property and casualty segment of 79.1% for 1998 includes the previously mentioned reserve increase related to the crane liability program. Had this not been necessary the loss ratio for 1998 would have been 53.9%. This improvement reflects the continued positive development in the loss and LAE reserves in the workers' compensation line.

POLICY ACQUISITION COSTS

     Policy acquisition and other issue costs were $16.1 million, $14.3 million and $17.4 million for 1998, 1997 and 1996 respectively. These costs as a percentage of earned premiums were 30.8%, 24.8% and 28.5% in 1998, 1997 and 1996, respectively. The rise in the percentage for 1998 is the result of two major factors. Prior to their April 30, 1998 sale, the Trade Insurance Services ("TIS") subsidiaries had produced a significant portion of the Company's premiums, accounting for 69% of the 1997 volume. Intercompany commission income of TIS was eliminated in consolidation against the commission expense of IIC. After the sale of TIS, such commissions are now paid to unrelated entities and, therefore, are no longer eliminated in consolidation. The other major factor changing in 1998 was the discontinuance of a quota share reinsurance agreement on contract surety business. Under that agreement, the Company received ceding allowances which served to offset a portion of acquisition expenses. Excluding these two items, the 1998 acquisition expenses would have been approximately 23.5% of earned premiums. The reduction in the percentage relationship of acquisition costs to earned premiums in 1997 was attributable to the change in the commission structure as pricing for certain products moved to a rate structure net of brokers' commissions.

OTHER UNDERWRITING EXPENSES

     Other underwriting expenses increased approximately $1.5 million, or 9.0% in 1998 to $17.9 million from $16.4 million in 1997. During 1998 the company was in the process of reviewing strategic alternatives, as described previously herein. Costs associated with this endeavor were approximately $1.25 million. Litigation and investigation costs relating to the departure of certain IAS employees and the resultant litigation were approximately $800 thousand. Costs associated with the development of regional offices were approximately $689 thousand. In addition, as the Company refocused on underwriting, the decision was made to discontinue an agency operation, TRM Insurance Services("TRM"). TRM has been sold effective February 28, 1999. Included in the assets of TRM was the value of an agreement with the former owner to not engage in a similar business nor solicit TRM's customer base for a stated period should this person leave TRM. With the discontinuance of agency operations the contract no longer had a basis for the value. Accordingly, the remaining carrying value of $390 thousand was written off. This charge was included in other underwriting expenses. Offsetting these costs somewhat was a reduction in other underwriting expenses of $805 thousand as a result of the sale of certain IAS subsidiaries. In addition, expense initiatives undertaken during the course of the year have reduced headcount by 9.6% in addition to employee reduction resulting from the sale of IAS subsidiaries. The Company is continuing its expense initiative in the current year. Other underwriting expenses increased $2.3 million or 16.3% in 1997 to $16.4 million from $14.1 million in 1996. Insurance company operations in 1997 showed an increase of $3.2 million. This was due to an increase in insurance company bad debt expense in 1997 over 1996 of $2.0 million as the result of the financial failure of certain producers. The Company generally anticipates such failures when establishing allowances for bad debts. These particular failures were unusual in magnitude and such occurrences in the future are expected to be minimal. Also, salary and related benefits increased $972 thousand due in part to approximately $450 thousand associated with changes in management during 1997. Agency operations expenses decreased approximately $909 thousand. Bad debt expense in the agency operations for 1997 was $504 thousand less than 1996 as collection efforts were enhanced. Salary expense for the agency operations in 1997 was down $261 thousand from 1996 due to staffing changes.

RESULTS BY SEGMENT

     Operating income by segment is shown in the chart below. Additional information on business segments is included in Note 20 of the Notes to Consolidated Financial Statements which are included in this document.

     Operating Income (Loss)

                                                        YEAR ENDED DECEMBER 31,
                                                     -----------------------------
                                                      1998       1997       1996
                                                      ----       ----       ----
                                                        (DOLLARS IN THOUSANDS)
Surety.............................................  $ 2,265    $ 1,081    $ 4,214
Marine.............................................   (6,422)    (3,599)    (3,363)
Professional liability.............................   (3,005)    (2,379)    (1,315)
Other property and casualty........................   (2,240)    (2,518)    (1,903)
Investment and other...............................    3,981     53,556      6,072
                                                     -------    -------    -------
  Operating income (loss)..........................  $(5,421)   $46,141    $ 3,705
                                                     =======    =======    =======

     A significant factor in evaluating insurance company performance is the combined ratio. The combined ratio is a comparison of claims costs plus other expenses as a percentage of premiums earned.

SEGMENTS

                             SURETY                MARINE          PROFESSIONAL LIABILITY
                       -------------------   -------------------   -----------------------
                       PREMIUM   COMBINED    PREMIUM   COMBINED     PREMIUM     COMBINED
YEAR                   EARNED    RATIO (%)   EARNED    RATIO (%)    EARNED      RATIO (%)
----                   -------   ---------   -------   ---------    -------     ---------
                                             (DOLLARS IN THOUSANDS)
1998.................  $17,398     87.0      $25,791     124.9       $2,674       212.4
1997.................   17,947     94.0       27,906     112.9        3,206       174.2
1996.................   25,846     83.7       26,932     112.5        2,644       149.7

                        OTHER PROPERTY &
                            CASUALTY                TOTAL
                       -------------------   -------------------
                       PREMIUM   COMBINED    PREMIUM   COMBINED
YEAR                   EARNED    RATIO (%)   EARNED    RATIO (%)
----                   -------   ---------   -------   ---------
                                (DOLLARS IN THOUSANDS)
1998.................  $6,601      133.9     $52,464     117.9
1997.................   8,351      130.2      57,410     112.9
1996.................   5,631      133.8      61,053     103.9

     Combined ratios on a GAAP basis are presented here as the Company feels this provides a conservative and consistent representation of the operational performance as a whole. A combined ratio of less than 100% generally indicates an underwriting profit. It's not uncommon in the property and casualty industry to have combined ratios well in excess of 100%. No assurance is made that loss and loss adjustment expense accruals upon which the Company's combined ratios are based may not prove to vary significantly from the ultimate results.

IMPACT OF YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, calculate earned premiums or engage in similar normal business activities.

STATE OF READINESS

     The Company began evaluating its readiness for the year 2000 in 1997 with a review of the operating and application software. The Company uses software that has been developed internally as well as software developed by third party vendors. During 1998 the Company received written certification from its primary third party vendors that their software is compliant with year 2000. The Company established a Year 2000 Steering Committee, chaired by the Vice President of Operations, which includes internal managers as well as external consultants. A project plan has been developed which consists of four phases. These phases include (a) an inventory to identify software applications, technology platforms and interfaces, and business partners, and rating each on their potential business impact; (b) an initial assessment of the approach to be used in determining year 2000 compliance; (c) remediation where non-compliant items are reprogrammed or replaced; and (d) testing and certification of code modifications and new inventory with other associated systems, including date testing and quality assurance testing to ensure functioning in the post-1999 time frame. These phases are overlapping with one another and portions may be done simultaneously.

     The various hardware, software and embedded chip inventories will be completed by the end of the first quarter of 1999, along with an initial assessment of the approaches to be taken in determining compliance with year 2000. Remediation, testing and certification is targeted for completion by the end of the third quarter of 1999. The Company believes that its year 2000 project is generally on schedule.

EXTERNAL RELATIONSHIPS

     The Company also faces the risk that various customers or suppliers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve circumstances arising from year 2000 issues they may have failed to address. The Company has completed an inventory of business partners and risk rated the potential business impact. These include significant producers as well as suppliers of such services as telecommunications and banking. The Company is attempting to determine the overall year 2000 readiness of these external relationships.

     The Company has initiated a program to inform its customers of the potential impact that year 2000 issues may have on their operations. Should customer operations insured by the Company be unable to adequately perform their services due to circumstances arising from year 2000 issues they may have failed to address, the Company may be adversely impacted. This may include, but not be limited to, such items as inability or failure of customers to remit premiums, and additional incurred claims under various insurance policies issued by the Company. While the Company may seek to limit its exposure to such claims, there is uncertainty as to the acceptance of these limitations by regulators and the legal system. The economic impact of these uncertainties cannot be determined at this time.

     The Company does not have sufficient information at this time to predict whether its external relationships will be year 2000 compliant. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse affect on the Company's systems.

COSTS TO ADDRESS YEAR 2000 ISSUES

     The Company incurred expenses of approximately $155,000 (before tax) in 1998 related to year 2000 initiatives. Such costs for 1999 are currently estimated to range from $265,000 to $664,000 depending upon the extent of remediation or replacement necessary. The Company expects to fund these costs through operating cash flows.

CONTINGENCY PLANNING

     The Company is attempting to limit the potential impact of year 2000 issues by monitoring the progress of its own year 2000 project and those of its critical external relationships by developing contingency and recovery plans. The Company is addressing such areas as revenue collection, claims processing, financial reporting and outside service suppliers. In some instances manual processes can be used. The Company is expecting to have contingency plans in place by the end of the third quarter of 1999.

RISKS AND OTHER FACTORS REGARDING YEAR 2000

     The costs of the year 2000 project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     The Company cannot guarantee that it will be able to resolve all of its year 2000 issues. Any critical year 2000 issues at the Company or its external relationships could have material adverse effect on the Company's results of operations, liquidity or financial condition.

INFLATION AND OTHER FACTORS

     Periods of inflation have varying effects on the Company and other companies in the insurance industry. Because premium rates for the Company's U.S. Customs bond and marine cargo insurance products are usually tied to the value of cargo being imported or exported, an increase in price levels may result in revenue increases. In periods of inflation, the property and casualty industry generally experiences higher losses, loss adjustment expenses and operating costs. In contrast, the Company's U.S. Customs bond and marine cargo premiums and losses are tied to the value of goods as of the date of shipment and generally are not adversely affected by inflation.

     The value of the dollar relative to other world currencies also affects the Company's U.S. Customs bond and marine cargo business. When the dollar is strong relative to other world currencies, imports generally increase and U.S. Customs bond volume increases. When the dollar is weak relative to other world currencies, exports generally increase and marine cargo insurance volume increases. The company's foreign operations expose the Company to changes in the relative value of the U.S. dollar to the local currencies. (Refer to Foreign Operations in Notes to the Consolidated Financial Statements.)

FEDERAL INCOME TAXES

     The Company's effective tax rates for the years 1998, 1997 and 1996 were 37.8%, 38.4% and 20.4% respectively. The effective tax rate differs from the U.S. federal corporate tax rate due to the Company's investments in tax exempt securities, changes in the valuation allowance related to deferred tax assets, and the differential in book and tax bases of assets disposed (including the disposal of Kingsway) (see accompanying Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The capacity of an insurance company to underwrite insurance is based upon maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The Company has historically generated adequate capital resources to support its current operations. This position is further enhanced by its investment policy which emphasizes high quality, short to medium term investments. The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income, and proceeds from investment maturities. The principal application of such funds are payments of losses and loss adjustment expenses, investments, reinsurance, and operating expenses.

     Operations in 1998, in a departure from recent years, used cash of approximately $7.9 million. In 1997 and 1996, cash flow from operations amounted to $575 thousand and $6.3 million, respectively. The use of cash in 1998 was due to factors including a net loss for the year as well as to increases in the level of premiums receivable, due to a temporary change in remittance terms, and in taxes recoverable. The decrease in the level of cash provided from operating activities in 1997 as compared to 1996 was due to higher levels of reinsurance balances recoverable and to decreases in various liabilities including accounts payable.

     In 1998 the Company repurchased 406,400 of its own shares for treasury at an average price of $9.95 per share, utilizing approximately $4.04 million of cash. Despite the net use of cash in 1998, the Company's level of cash and cash equivalents remains significantly higher than the historical norm. This high level of cash and cash equivalents is primarily the result of gross proceeds from the sale of Kingsway common stock amounting to $67.7 million in 1997. A portion of these proceeds were used to extinguish debt, increase the statutory capital and surplus of Intercargo Insurance Company, finance short term investment and general corporate purposes, including payment of related income taxes of $18.5 million on the gain from sale. Proceeds from the sale of Kingsway common stock in 1996 were used to increase the statutory capital and surplus of IIC and for general corporate purpose.

     The Company has discontinued its $15.0 million line of credit in light of its current high level of available funds.

     The Company does not have any material commitments for capital expenditures. However, under terms of its Agreement and Plan of Merger with XL Capital, the Company is required to have at least $24 million in cash and cash equivalents at the consummation of the subject merger.

FINANCIAL INSTRUMENTS AND MARKET RISK

     A financial instrument is cash or a contract that imposes or conveys a contractual obligation or right to deliver or receive cash or another financial instrument. Included at Note 17 of the Notes to Consolidated Financial Statements is information summarizing the Company's financial instruments and their estimated fair values. As indicated in the Note, the fair values of the Company's financial instruments approximate their carrying values.

     The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

     The Company is subject to foreign exchange rate risk associated with translating financial statements of its foreign subsidiaries and branches into U.S. dollars. The Company's primary exposures are associated with the British Pound and the Hong Kong dollar. The Company does not use hedging transactions in managing these risks due to the relatively low level of exposure. Revenues from foreign operations of $5.8 million in 1998 and $4.9 million in 1997 represented 10.4% and 4.6% of total revenues, respectively, in those years. Identifiable foreign assets of $10.5 million at December 31, 1998 and $10.0 million at December 31, 1997 represented 6.9% and 6.4%, respectively, of total consolidated assets at those dates. A decrease of 10% in the foreign exchange rates would have increased net income by $14,000 in 1998 and $65,000 in 1997 due to net losses in foreign operations in those years. Such a decrease in foreign exchange rates would have reduced equity by $284,000 and $304,000 at year-end 1998 and 1997, respectively.

     The valuation of the Company's fixed maturity portfolio is subject to long-term interest rate risk. In order to reduce the impact of changes in long-term interest rates on the market value of its portfolio, the Company invests in medium term obligations and endeavors to spread the maturity dates over its investment horizon. A hypothetical increase of 100 basis points in interest rates over the yield curve spectrum would decrease the market value of the fixed maturity portfolio at December 31, 1998 by approximately $345,000.

     The valuation of the Company's equity portfolio is subject to market risk. At December 31, 1998 the equity portfolio had a fair value of $4.9 million, which was 3.0% of total assets. Of this amount, $2.5 million represented a private placement issue with limited market risk exposure. The Company has not entered into any transactions to hedge the price risk on the equity portfolio due to the relatively low level of exposure when compared to total assets.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Intercargo Corporation

     We have audited the accompanying consolidated balance sheets of Intercargo Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intercargo Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1998 and 1997 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
                                          /s/ ERNST & YOUNG LLP
Chicago, Illinois
March 19, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Intercargo Corporation:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Intercargo Corporation and subsidiaries for the year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated supplementary financial statement schedules as listed in the accompanying index for 1996. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Intercargo Corporation and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the aforementioned supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
                                          /s/ KPMG LLP
Chicago, Illinois
February 21, 1997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
                           ASSETS
INVESTMENTS
  Fixed maturities at fair value (amortized cost $57,990 in
     1998 and $59,814 in 1997)..............................      $ 59,584        $ 60,676
  Equity securities at fair value (amortized cost $3,761 in
     1998 and $1,833 in 1997)...............................         4,856           4,234
                                                                  --------        --------
          Total investments.................................        64,440          64,910
Cash and cash equivalents...................................        39,087          49,400
Premiums receivable.........................................        19,306          15,677
Accrued investment income...................................         1,195           1,023
Deferred policy acquisition costs...........................         4,140           2,939
Reinsurance recoverable on losses and loss adjustment
  expenses:
  Paid claims...............................................         4,115           1,137
  Unpaid claims.............................................        11,980          11,970
Prepaid reinsurance premiums................................         4,344           5,119
Notes receivable............................................         3,587              99
Income tax recoverable......................................           895           1,365
Deferred income tax.........................................         4,530           2,226
Equipment, at cost, less accumulated depreciation...........         1,324           1,933
Goodwill....................................................           393           1,991
Other assets................................................         4,064           5,623
                                                                  --------        --------
          Total assets......................................      $163,400        $165,412
                                                                  ========        ========
                        LIABILITIES
Losses and loss adjustment expenses.........................      $ 56,514        $ 55,355
Unearned premiums...........................................        20,241          17,948
Funds held by Company.......................................           422             372
Supplemental duty deposits..................................         1,703           2,016
Accrued expenses and other liabilities......................        11,545           7,520
                                                                  --------        --------
          Total liabilities.................................        90,425          83,211
                                                                  --------        --------
Commitments and Contingencies...............................            --              --
STOCKHOLDERS' EQUITY
Common stock -- $1 par value; authorized 20,000,000 shares;
  issued 7,699,981 shares; outstanding 7,293,581 shares in
  1998 and 7,699,981 shares in 1997.........................         7,700           7,700
Additional paid-in capital..................................        24,400          24,400
Treasury stock, at cost; 406,400............................        (4,044)             --
Accumulated other comprehensive income......................         1,752           2,176
Retained earnings...........................................        43,167          47,925
                                                                  --------        --------
          Total stockholders' equity........................        72,975          82,201
                                                                  --------        --------
          Total liabilities and stockholders' equity........      $163,400        $165,412
                                                                  ========        ========

          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                 1998        1997       1996
                                                                 ----        ----       ----
REVENUES
Insurance premium income....................................    $52,464    $ 57,410    $61,053
Net investment income.......................................      6,122       4,911      3,985
Realized investment gains...................................      2,139      48,871      2,379
Commission income...........................................        435         675        686
Other income................................................        137         292        138
                                                                -------    --------    -------
     Total..................................................     61,297     112,159     68,241
                                                                -------    --------    -------
LOSSES AND EXPENSES
Losses and loss adjustment expenses.........................     32,668      34,845     32,307
Policy acquisition and other issue costs....................     16,149      14,258     17,410
Other underwriting expenses.................................     17,901      16,427     14,051
Interest expense............................................         --         488        768
                                                                -------    --------    -------
     Total..................................................     66,718      66,018     64,536
                                                                -------    --------    -------
Operating income (loss).....................................     (5,421)     46,141      3,705
Income tax expense (benefit)................................     (2,049)     17,710        755
                                                                -------    --------    -------
Net income (loss) before equity in net income of investee...     (3,372)     28,431      2,950
Equity in net income of investee............................         --       3,357      3,454
                                                                -------    --------    -------
Net income (loss)...........................................    $(3,372)   $ 31,788    $ 6,404
                                                                =======    ========    =======
Net income (loss) per share -- basic and diluted............    $ (0.44)   $   4.14    $  0.84
                                                                =======    ========    =======

          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      ACCUMULATED
                                                             ADDITIONAL                  OTHER                      TOTAL
                                         NUMBER     COMMON    PAID-IN     TREASURY   COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                        OF SHARES   STOCK     CAPITAL      STOCK     INCOME (LOSS)   EARNINGS      EQUITY
                                        ---------   ------   ----------   --------   -------------   --------   -------------
BALANCE AT DECEMBER 31, 1995..........    7,641     $7,641    $24,104     $    --       $  (612)     $12,488       $43,621
Net income............................                                                                 6,404         6,404
Change in foreign currency
  translation.........................                                                      201                        201
Change in unrealized gain (loss) on
  investments.........................                                                     (933)        (933)
                                                                                                                   -------
Comprehensive income..................                                                                               5,672
                                                                                                                   -------
Dividends paid to stockholders ($0.18
  per share)..........................                                                                (1,376)       (1,376)
Employee stock options exercised......       19        19          76                                                   95
                                          -----     ------    -------     -------       -------      -------       -------
BALANCE AT DECEMBER 31, 1996..........    7,660     7,660      24,180          --        (1,344)      17,516        48,012
Net income............................                                                                31,788        31,788
Change in foreign currency
  translation.........................                                                    1,001                      1,001
Change in unrealized gain (loss) on
  investments.........................                                                    2,519                      2,519
                                                                                                                   -------
Comprehensive income..................                                                                              35,308
                                                                                                                   -------
Dividends paid to stockholders ($0.18
  per share)..........................                                                                (1,379)       (1,379)
Employee stock options exercised......       40        40         220                                                  260
                                          -----     ------    -------     -------       -------      -------       -------
BALANCE AT DECEMBER 31, 1997..........    7,700     7,700      24,400          --         2,176       47,925        82,201
Net loss..............................                                                                (3,372)       (3,372)
Change in foreign currency
  translation.........................                                                      (45)                       (45)
Change in unrealized gain (loss) on
  investments.........................                                                     (379)        (379)
                                                                                                                   -------
Comprehensive loss....................                                                                              (3,796)
                                                                                                                   -------
Dividends paid to stockholders ($0.18
  per share)..........................                                                                (1,386)       (1,386)
Purchase of treasury stock............     (406)                           (4,044)                                  (4,044)
                                          -----     ------    -------     -------       -------      -------       -------
BALANCE AT DECEMBER 31, 1998..........    7,294     $7,700    $24,400     $(4,044)      $ 1,752      $43,167       $72,975
                                          =====     ======    =======     =======       =======      =======       =======

          See accompanying notes to consolidated financial statements.

                    INTERCARGO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1998        1997        1996
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $(3,372)   $ 31,788    $  6,404
Adjustments to reconcile net income (loss) to net cash
  provided from (used in) operating activities:
  Realized gains............................................     (2,139)    (48,871)     (2,379)
  Depreciation and amortization.............................      1,474       1,521       1,546
  Amortization of premiums on investments...................        122          48         102
  Write-off of intangible asset.............................        390          --          --
  Undistributed income of affiliate.........................         --      (3,357)     (3,454)
  Increase in premiums receivable...........................     (3,629)        (52)     (1,311)
  Decrease (increase) in deferred policy acquisition
    costs...................................................     (1,201)        946       1,014
  Increase in reinsurance balances..........................     (2,213)     (3,602)     (8,380)
  Decrease (increase) in notes receivable...................         10         116        (323)
  Change in income tax accounts.............................     (1,639)     15,390          20
  Decrease (increase) in other assets.......................        306        (793)        (56)
  Increase in liability for losses and loss adjustment
    expenses................................................      1,159       8,318      10,744
  Increase (decrease) in unearned premiums..................      2,293         332         (74)
  Increase (decrease) in funds held.........................         50        (120)       (257)
  Decrease in supplemental duty deposits....................       (313)       (342)       (311)
  Increase (decrease) in accrued expenses and other
    liabilities.............................................      1,062        (519)      3,051
  Other, net................................................       (236)       (228)        (16)
                                                                -------    --------    --------
       Net cash provided from (used in) operating
         activities.........................................     (7,876)        575       6,320
                                                                -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed maturities:
  Purchases.................................................    (23,139)    (30,380)    (27,314)
  Sales.....................................................      8,192      18,908      13,332
  Maturities and calls......................................     16,755       3,478       5,370
Equity securities:
  Purchases.................................................       (460)       (498)       (502)
  Sales.....................................................      1,875         822       2,140
  Calls.....................................................        152         188         185
Net sales (purchases) of short-term investments.............         --          (1)        510
Sale of subsidiaries........................................       (165)         --          --
Purchase of subsidiary, net of cash acquired................         --        (237)         --
Sale of Kingsway common stock (net of taxes of $18,500 in
  1997).....................................................         --      49,140       4,573
Purchase of property and equipment, net.....................       (217)       (233)     (1,319)
                                                                -------    --------    --------
       Net cash provided from (used in) investing
         activities.........................................      2,993      41,187      (3,025)
                                                                -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable....................................         --      (9,735)         --
Proceeds from the exercise of stock options.................         --         260          95
Purchase of treasury stock..................................     (4,044)         --          --
Dividends paid to stockholders..............................     (1,386)     (1,379)     (1,376)
                                                                -------    --------    --------
       Net cash used in financing activities................     (5,430)    (10,854)     (1,281)
                                                                -------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (10,313)     30,908       2,014
Cash and cash equivalents:
  Beginning of the year.....................................     49,400      18,492      16,478
                                                                -------    --------    --------
  End of the year...........................................    $39,087    $ 49,400    $ 18,492
                                                                =======    ========    ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     Intercargo Corporation ("the Company") is an insurance holding company incorporated in the State of Delaware whose wholly owned subsidiaries at December 31, 1998 consist of Intercargo Insurance Company ("IIC"), International Advisory Services, Inc. ("IAS"), and Intercargo International Limited ("IIL").

     IIC is a property and casualty insurer based in the United States, which primarily writes U.S. Customs bonds, commercial surety, marine cargo, professional liability and other property and casualty insurance. IIC conducts business in the United Kingdom through a branch office operation. Its products are sold to importers and exporters through customs brokers, freight forwarders, and other service firms engaged in the international and domestic movement of cargo. IIC also conducts business in Hong Kong through its wholly-owned subsidiary, Intercargo Insurance Company H.K. Limited ("IIC -- H.K.").
IIC -- H.K. is a Hong Kong licensed insurer that underwrites marine cargo and professional liability insurance.

     In January 1996, the Company sold 60 thousand shares of its fifty percent investment in Kingsway Financial Services, Inc. ("Kingsway") stock. This reduced the Company's ownership percentage to approximately 47%. In October 1996, the Company participated in a secondary offering of Kingsway stock by selling 250 thousand shares, which along with the new shares issued by Kingsway, reduced its equity interest in Kingsway to approximately 31%.

     In August 1997 a two-for-one stock split increased the Company's shares of Kingsway to 4.2 million. The Company then sold 4.0 million shares reducing its ownership interest to less than 1%. Prior to August 1997, the Company recorded its share of Kingsway's operating results as equity in net income of investee.

     On April 30, 1998, IAS transferred to the Roanoke Companies, Inc. ("Roanoke") all of the insurance brokerage agency business of IAS in consideration for cash, convertible preferred stock and a secured installment note totaling approximately $7.9 million. The transaction was effected through the sale of the capital stock of seven subsidiaries of IAS. The purchase price, which is equivalent to approximately one times the commission revenue of the transferred agencies, is subject to adjustment based on commission revenue of the transferred agencies for the 12 month period ending June 30, 1999. The subject commission revenue since the date of sale has been less than anticipated. Market factors may continue to impact this commission revenue. Based on these factors the Company estimates that the initial purchase price may be ultimately reduced by 35% to 40%. Accordingly, $3.0 million of the estimated gain on the sale has been deferred until determination of the final purchase price.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) Investment Valuations

     All fixed maturities and equity securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are excluded from earnings and reported directly in stockholders' equity net of deferred income taxes.

     Gains and losses on sales of investments are computed on the specific identification method and are reflected in net income. Fair values are based upon quoted market prices or values obtained from independent pricing sources.

     (c) Investment in Investee

     The Company does not recognize into income its equity share of changes in an investee's reported net assets resulting from an investee's issuance of stock. Unconsolidated investees between 20% and 50% owned are accounted for under the equity method of accounting.

     (d) Cash and Cash Equivalents

     Cash equivalents consist of investments with an original or remaining maturity of three months or less at purchase.

     (e) Premium Trust Funds

     Premiums collected from insureds but not yet remitted to insurance carriers are restricted as to use by laws in certain states in which IAS operates. The amount of cash and cash equivalents so restricted was $1.2 million and $5.4 million at December 31, 1998, and 1997, respectively.

     (f) Premiums Receivable

     Premiums receivable are stated net of allowances for uncollectible accounts of approximately $1.4 million and $1.0 million at December 31, 1998 and 1997, respectively.

     (g) Policy Acquisition Costs

     Policy acquisition costs are costs such as commissions and certain other underwriting and agency expenses which vary with and are directly related to the production of business. Such costs are deferred to the extent recoverable from future earned premiums and are amortized ratably over the terms of the related policies. Costs deferred and amortized over the past three years are summarized as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
Deferred policy acquisition costs, beginning of year........    $  2,939    $  3,884    $  4,898
Deferred:
  Direct commissions........................................      12,668       8,007      11,415
  Premium taxes.............................................       1,115         887         883
  Other direct underwriting expenses........................       1,328       5,229       5,604
  Ceding commissions........................................        (807)     (1,709)     (1,617)
                                                                --------    --------    --------
Net deferred................................................      14,304      12,414      16,285
Amortized...................................................     (13,103)    (13,359)    (17,299)
                                                                --------    --------    --------
Deferred policy acquisition costs, end of year..............    $  4,140    $  2,939    $  3,884
                                                                ========    ========    ========

     (h) Federal Income Tax

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement bases of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

     (i) Goodwill and Other Intangible Assets

     Goodwill is the excess of the fair value of consideration paid for companies acquired over the fair value of the related net assets acquired. Goodwill is amortized using the straight-line method over periods not exceeding 20 years.

     Intangible assets relate to the acquisition of licenses, customer lists, non-compete agreements, and employment agreements and are amortized using the straight-line method over periods not exceeding 20 years.

     (j) Liability for Losses and Loss Adjustment Expenses

     The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all claims incurred through December 31, including claims incurred but not yet reported. These estimates are based upon historical experience of the business written by the Company and other direct writers reinsured by the Company, adjusted for current trends. Management believes that the provision for losses and loss adjustment expenses is adequate to cover the ultimate liability; however, such estimates may be more or less than the amount ultimately paid when the claims are settled. Reinsurance recoverables on unpaid losses and ceded unearned premiums are reported as assets instead of netting these against related reserves (see note 4).

     (k) Premium Recognition

     Insurance premiums are recognized as revenue ratably over the terms of the policies. Unearned premiums are computed on the daily pro rata basis. Prospective reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

     (l) Foreign Exchange

     Assets and liabilities relating to foreign operations are translated to U.S. dollars using current exchange rates. Revenues and expenses are translated to U.S. dollars using the average exchange rate as determined on a yearly basis. Translation adjustments for financial reporting in U.S. dollars are reported directly in stockholders' equity.

     (m) Commission Income

     The Company recognizes commission income when the premiums are billed to the customer, or the effective date of the policy, whichever is later.

     (n) Stock-Based Compensation

     The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized as the exercise prices of the options equaled the market prices at the grant dates. The effect of recording compensation cost for the Company's stock-based compensation plans based on the fair value method in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") results in net income and earnings per share that are not materially different from amounts reported.

     (o) Earnings Per Share

     Basic earnings per share are computed based upon the weighted average number of shares of common stock outstanding each year. Diluted earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents (to the extent dilutive) outstanding each year. Common stock equivalents consist of shares issuable under the Company's stock option plan.

     In 1998, as a result of the net loss, the incremental shares from assumed conversions at average market price are antidilutive and are therefore excluded from diluted earnings per share.

     The computations of basic and diluted earnings per share are presented below (in thousands for net income):

                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1998         1997         1996
                                                                  ----         ----         ----
Basic earnings per share:
  Net income (loss).........................................    $  (3,372)   $  31,788    $   6,404
  Average common shares outstanding.........................    7,609,773    7,670,759    7,645,578
                                                                ---------    ---------    ---------
  Per common share amount...................................    $   (0.44)   $    4.14    $    0.84
                                                                =========    =========    =========
Diluted earnings per share:
  Net income (loss).........................................    $  (3,372)   $  31,788    $   6,404
  Average common shares outstanding.........................    7,609,773    7,670,759    7,645,578
  Incremental shares from assumed conversions at average
     market price...........................................           --        6,702       11,011
                                                                ---------    ---------    ---------
                                                                7,609,773    7,677,461    7,656,589
                                                                ---------    ---------    ---------
  Per common share amount...................................    $   (0.44)   $    4.14    $    0.84
                                                                =========    =========    =========

     (p) Comprehensive Income

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") in 1998. SFAS No. 130 requires net unrealized gains or losses on investments and net foreign exchange translation adjustments, which previously were reported directly in stockholders' equity, to be included in accumulated other comprehensive income in the consolidated balance sheets and in the disclosure of comprehensive income. The totals of other comprehensive income items and comprehensive income (which includes net income), are displayed separately in the consolidated statements of stockholders' equity. The adoption of SFAS No. 130 had no effect on net income (loss) or stockholders' equity. The components of other comprehensive income (loss), and the related tax effects are as follows (in thousands):

                                                       AMOUNT    INCOME TAX    AMOUNT
                                                       BEFORE    (EXPENSE)     NET OF
           YEAR ENDED DECEMBER 31, 1998                TAXES      BENEFIT      TAXES
           ----------------------------                ------    ----------    ------
Unrealized holdings gains arising during the
  year.............................................    $  467      $(159)      $ 308
Less: Reclassification adjustment..................     1,041       (354)        687
                                                       ------      -----       -----
Net unrealized investment loss.....................      (574)       195        (379)
Foreign currency translation adjustment............       (68)        23         (45)
                                                       ------      -----       -----
Total other comprehensive loss.....................    $ (642)     $ 218       $(424)
                                                       ======      =====       =====

                                                       AMOUNT    INCOME TAX    AMOUNT
                                                       BEFORE    (EXPENSE)     NET OF
           YEAR ENDED DECEMBER 31, 1997                TAXES      BENEFIT      TAXES
           ----------------------------                ------    ----------    ------
Unrealized holdings gains arising during the
  year.............................................    $3,700     $(1,258)     $2,442
Less: Reclassification adjustment..................      (116)         39         (77)
                                                       ------     -------      ------
Net unrealized investment gain.....................     3,816      (1,297)      2,519
Foreign currency translation adjustment............     1,517        (516)      1,001
                                                       ------     -------      ------
Total other comprehensive income...................    $5,333     $(1,813)     $3,520
                                                       ======     =======      ======

                                                      AMOUNT     INCOME TAX    AMOUNT
                                                      BEFORE     (EXPENSE)     NET OF
           YEAR ENDED DECEMBER 31, 1996                TAXES      BENEFIT      TAXES
           ----------------------------               ------     ----------    ------
Unrealized holdings losses arising during the
  year............................................    $(1,297)     $ 441       $(856)
Less: Reclassification adjustment.................        117        (40)         77
                                                      -------      -----       -----
Net unrealized investment loss....................     (1,414)       481        (933)
Foreign currency translation adjustment...........        305       (104)        201
                                                      -------      -----       -----
Total other comprehensive loss....................    $(1,109)     $ 377       $(732)
                                                      =======      =====       =====

     Components of accumulated other comprehensive income at December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                DECEMBER 31,
                                                         ---------------------------
                                                          1998      1997      1996
                                                          ----      ----      ----
Net unrealized gain (loss) on foreign currency
  translation........................................    $  (22)   $   23    $  (978)
Net unrealized gain (loss) on securities.............     1,774     2,153       (366)
                                                         ------    ------    -------
Accumulated other comprehensive income (loss)........    $1,752    $2,176    $(1,344)
                                                         ======    ======    =======

     (q) Segment Reporting

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in 1998. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see note 20).

     (r) Impact of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new statement effective January 1, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position, as it currently does not use derivative instruments.

     (s) Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform with the current presentation.

(3) INVESTMENTS

     Amortized cost, unrealized gains and losses, and estimated fair value of investments as of December 31, 1998 and 1997, are summarized as follows (in thousands):

                                                                         DECEMBER 31, 1998
                                                         --------------------------------------------------
                                                                        GROSS         GROSS       ESTIMATED
                                                         AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                         ---------    ----------    ----------    ---------
Fixed maturities:
  U.S. Government and Agency obligations.............     $19,668       $  342         $(27)       $19,983
  State, municipal, and other tax advantaged
     securities......................................      19,262          698           (2)        19,958
  Corporate securities...............................      18,762          597          (24)        19,335
  Other..............................................         298           10           --            308
                                                          -------       ------         ----        -------
Total fixed maturities...............................      57,990        1,647          (53)        59,584
Equity securities....................................       3,761        1,098           (3)         4,856
                                                          -------       ------         ----        -------
Total................................................     $61,751       $2,745         $(56)       $64,440
                                                          =======       ======         ====        =======

                                                                         DECEMBER 31, 1997
                                                         --------------------------------------------------
                                                                        GROSS         GROSS       ESTIMATED
                                                         AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                         ---------    ----------    ----------    ---------
Fixed maturities:
  U.S. Government and Agency obligations.............     $23,139       $  137        $ (81)       $23,195
  State, municipal, and other tax advantaged
     securities......................................      20,774          538          (15)        21,297
  Corporate securities...............................      14,649          257          (22)        14,884
  Other..............................................       1,252           48                       1,300
                                                          -------       ------        -----        -------
Total fixed maturities...............................      59,814          980         (118)        60,676
Equity securities....................................       1,833        2,428          (27)         4,234
                                                          -------       ------        -----        -------
Total................................................     $61,647       $3,408        $(145)       $64,910
                                                          =======       ======        =====        =======

     Amortized cost and estimated fair value for fixed maturities held as of December 31, 1998, summarized by maturity, are as follows (in thousands):

                                                                            ESTIMATED
                                                               AMORTIZED      FAIR
                                                                 COST         VALUE
                                                               ---------    ---------
Due in one year or less....................................     $ 1,835      $ 1,855
Due after one year through five years......................      24,104       24,477
Due after five years through ten years.....................      29,516       30,531
Due after ten years........................................       2,535        2,721
                                                                -------      -------
                                                                $57,990      $59,584
                                                                =======      =======

     Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties. Investment securities carried at $9.9 million and $9.4 million at December 31, 1998 and 1997, respectively, were on deposit or pledged to governmental authorities as required by law.

     The sources of net investment income are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           1998      1997      1996
                                                           ----      ----      ----
Fixed maturities in excess of one year................    $3,646    $3,470    $3,001
Short-term investments and cash equivalents...........     2,493     1,611       976
Equity securities.....................................       182       141       169
Investment expenses...................................      (199)     (311)     (161)
                                                          ------    ------    ------
Net investment income.................................    $6,122    $4,911    $3,985
                                                          ======    ======    ======

     The sources of net realized gains are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                          1998      1997       1996
                                                          ----      ----       ----
Gain on sale of Kingsway common stock................    $  892    $49,443    $2,394
Gain on sale of subsidiaries.........................     1,102         --        --
Fixed maturities:
  Gross gains........................................       117         94       228
  Gross losses.......................................        (8)      (178)      (46)
Equity securities:
  Gross gains........................................        41         --        10
  Gross losses.......................................        (1)       (32)      (75)
Other................................................        (4)      (456)     (132)
                                                         ------    -------    ------
Realized investment gains............................    $2,139    $48,871    $2,379
                                                         ======    =======    ======

     At December 31, 1998 and 1997, the net unrealized gains on available-for-sale securities were net of deferred tax liabilities of $915 thousand and $1.1 million, respectively. At December 31, 1996, the net unrealized loss on available-for-sale securities was net of a deferred tax benefit of $189 thousand.

(4) REINSURANCE

     In the normal course of business, the Company assumes and cedes reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

     The majority of the Company's ceded reinsurance is placed with a limited number of reinsurers; however, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from insolvencies. A contingent liability exists to the extent that the Company's reinsurers are unable to meet their contractual obligations. Management makes provision for uncollectible reinsurance when warranted and is of the opinion that no additional liability will accrue to the Company with respect to this contingency. The effects of reinsurance on premiums written, premiums earned, and loss and loss adjustment expenses incurred for the three years ended December 31, 1998, 1997, and 1996, are as follows (in thousands):

              YEAR ENDED DECEMBER 31, 1998                   DIRECT      CEDED     ASSUMED      NET
              ----------------------------                   ------      -----     -------      ---
Year ended December 31, 1998
Premiums written.........................................    $66,778    $12,894    $1,637     $55,521
Premiums earned..........................................     62,868     12,902     2,498      52,464
Loss and loss adjustment expenses incurred...............     42,369     11,330     1,629      32,668

              YEAR ENDED DECEMBER 31, 1997
              ----------------------------
Premiums written.........................................     67,602     14,909     4,499      57,192
Premiums earned..........................................     67,802     14,548     4,156      57,410
Loss and loss adjustment expenses incurred...............     42,641      8,730       934      34,845

              YEAR ENDED DECEMBER 31, 1996
              ----------------------------
Premiums written.........................................     67,933     12,514     3,034      58,453
Premiums earned..........................................     68,206     10,163     3,010      61,053
Loss and loss adjustment expenses incurred...............     45,500     14,910     1,717      32,307

(5) INCOME TAX

     The components of income tax expense (benefit) are as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1998       1997       1996
                                                        ----       ----       ----
Current............................................    $    --    $18,859    $ 1,827
Deferred...........................................     (2,049)    (1,149)    (1,072)
                                                       -------    -------    -------
                                                       $(2,049)   $17,710    $   755
                                                       =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 1998 and 1997, are as follows (in thousands):

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1998      1997
                                                                 ----      ----
Deferred tax assets:
  Loss reserves.............................................    $1,736    $ 1,701
  Unearned premium reserves.................................     1,064        865
  Future benefit of net operating losses....................     2,173        968
  Deferred gain on sale of subsidiaries.....................     1,007         --
  Foreign tax credit........................................     1,235      1,235
  Other.....................................................       326        233
  Less: valuation allowance.................................      (617)      (617)
                                                                ------    -------
     Deferred tax assets....................................     6,924      4,385
                                                                ------    -------
Deferred tax liabilities:
  Deferred policy acquisition costs.........................    (1,351)      (919)
  Unrealized investment gain................................      (915)    (1,109)
  Depreciation..............................................      (128)      (128)
  Other.....................................................        --         (3)
                                                                ------    -------
     Deferred tax liabilities...............................    (2,394)    (2,159)
                                                                ------    -------
     Net deferred tax asset.................................    $4,530    $ 2,226
                                                                ======    =======

     The valuation allowance of approximately $617 thousand at December 31, 1998 and 1997 pertains to foreign tax credits. The valuation allowance has been established to reduce the deferred tax asset related to foreign tax credits to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. The foreign tax credit carryforwards begin expiring in the year 2001.

     Net operating losses of IAS ($2.4 million and $2.9 million at December 31, 1998 and 1997, respectively) are considered to have arisen in separate return limitation years (SRLY) and under Federal tax law can only be utilized against future taxable income generated by IAS. The Company also has net operating losses of $4.0 million for the year ended December 31, 1998 that will be carried forward and utilized against future taxable income of the Company. The net operating losses of IAS begin expiring in 2004 and the net operating loss of the Company will expire in 2020.

     Income taxes paid (net of taxes recovered) were $201 thousand, $20.6 million, and ($88) thousand in 1998, 1997, and 1996, respectively. The actual income tax expense for 1998, 1997, and 1996 differed from the "expected" tax expense for those years as described below (in thousands). "Expected" tax expense is computed by applying the U.S. Federal corporate tax rate of 35% in 1997 and 34% in 1998 and 1996 to operating income.

                                                          YEAR ENDED DECEMBER 31,
                                                        ----------------------------
                                                         1998       1997       1996
                                                         ----       ----       ----
Computed expected tax (benefit).....................    $(1,843)   $16,149    $1,260
State taxes.........................................         --        662        57
Difference between book and tax bases of Kingsway
  investment........................................         --      6,313        --
Foreign tax rate differential.......................         --        176       131
Tax exempt interest and dividend received
  deduction.........................................       (340)      (329)     (323)
Foreign source income...............................        111        288       207
Deferred tax valuation allowance....................         --       (121)     (738)
Tax credits.........................................         --     (5,618)       --
Other...............................................         23        190       161
                                                        -------    -------    ------
                                                        $(2,049)   $17,710    $  755
                                                        =======    =======    ======

     The Company and its U.S. subsidiaries file a consolidated tax return. Federal income tax expenses are calculated on an entity basis and are allocated accordingly.

(6) RELATED PARTY TRANSACTIONS

     Certain of the Company's reinsurers are affiliated insurance companies. The Company ceded to these affiliates premiums written of $15 thousand, $414 thousand, and $649 thousand in 1998, 1997, and 1996, respectively.

(7) COMMITMENTS AND CONTINGENCIES

     During the month of January 1998, the president of IAS resigned and with several other employees formed Avalon Risk Management, Inc. Avalon's announced purpose is to compete with IAS in the marketing and distribution of transportation related insurance and surety products. The Company has filed suit in the Chancery Division of the Circuit Court of Cook County, Illinois against the ex-president, Avalon and certain of the defecting employees alleging breach of fiduciary duty, theft of confidential information and other unlawful activities, and seeking injunctive relief and damages. The action is pending, and its outcome at this point is not certain.

     In February 1999, certain purported shareholders of the Company filed a lawsuit against the Company and its directors, seeking class action status and claiming, among other things, the directors breached their fiduciary duties to the Company's shareholders in approving the definitive agreement to merge between the Company and a subsidiary of XL Capital and that they failed to adequately explore alternative transactions and maximize shareholder value. The lawsuit requests, among other things, injunctive relief and payment of damages to the class members. The Company believes that the lawsuit is without merit and intends to contest it vigorously.

     There are no other significant pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except for claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

(8) RECONCILIATIONS TO STATUTORY ACCOUNTING

     The Company's insurance subsidiaries are required to file statutory financial statements with insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from financial statements prepared on the basis of generally accepted accounting principles.

     Reconciliations of combined net income (loss) and statutory capital and surplus as determined using statutory accounting principles to the amounts included in the accompanying financial statements are as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1998       1997       1996
                                                        ----       ----       ----
Statutory net income (loss) of insurance
  subsidiaries.....................................    $(2,979)   $(1,312)   $ 2,645
Increases (decreases):
  Net income (loss) from non-insurance
     operations....................................     (4,012)    32,512      3,323
  Deferred policy acquisition costs................      1,212       (933)    (1,034)
  Deferred income taxes............................      2,109      1,149      1,072
  Provision for uncollectible balances.............        400          4        139
  Consolidating eliminations and other adjustments,
     net...........................................       (102)       368        259
                                                       -------    -------    -------
Consolidated net income (loss) as reported
  herein...........................................    $(3,372)   $31,788    $ 6,404
                                                       =======    =======    =======

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1998       1997
                                                                ----       ----
Statutory capital and surplus of insurance subsidiaries....    $32,615    $34,357
Increases (decreases):
  Non-insurance net assets.................................     27,723     35,578
  Non-admitted assets and other statutory adjustments,
     net...................................................      1,335      1,888
  Deferred policy acquisition costs........................      4,140      2,939
  Costs in excess of net assets of purchased businesses....        393      1,991
  Deferred income taxes....................................      4,530      2,226
  Unrealized gain (loss) on foreign currency translation...        (22)        23
  Adjustment to GAAP fair values of investments............      2,665      3,249
  Consolidating eliminations and other adjustments.........       (404)       (50)
                                                               -------    -------
Stockholders' equity as reported herein....................    $72,975    $82,201
                                                               =======    =======

     The statutory capital and surplus of the Company's U.S. insurance subsidiary is sufficient to satisfy current regulatory requirements. Dividend payments to the Company from its insurance subsidiary are restricted by insurance laws as to the amount that may be paid without prior approval of insurance regulatory authorities. Under the insurance regulations of Illinois, IIC's state of domicile, ordinary dividends are limited to the greater of (i) 10% of statutory surplus or (ii) statutory net income, as defined, for the prior twelve month period. The estimated dividend distribution which can be made to the Company by its subsidiary in 1999 based on these regulatory guidelines is approximately $3.3 million.

     The Company's U.S. insurance subsidiary, IIC, is required to file annual statements with insurance regulatory authorities which are prepared on an accounting basis prescribed or permitted by such authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. IIC does not currently use permitted statutory accounting practices in its statutory financial statements. Furthermore, the NAIC has completed a project to codify statutory accounting practices ("Codification"), the result of which will constitute the only source of "prescribed" statutory accounting practices after December 31, 2000. Upon adoption by the State of Illinois, Codification will change the definition of what comprises prescribed versus permitted statutory accounting practices, and will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

(9) UNAUDITED INTERIM FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED
                                                       --------------------------------------------------
                                                       MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                       --------    -------    ------------    -----------
1998
Revenues...........................................    $13,496     $16,065      $15,397         $16,338
                                                       -------     -------      -------         -------
Net income (loss)..................................        369       1,331         (771)         (4,301)
                                                       =======     =======      =======         =======
Net income (loss) per share, basic and diluted.....    $  0.05     $  0.17      $ (0.10)        $ (0.59)
                                                       =======     =======      =======         =======
1997
Revenues...........................................    $14,981     $15,140      $63,220         $18,817
                                                       -------     -------      -------         -------
Net income from operations.........................    $   828     $   608      $26,978         $    17
Net income from investee...........................        967       1,436          954              --
                                                       -------     -------      -------         -------
Net income.........................................    $ 1,795     $ 2,044      $27,932         $    17
                                                       =======     =======      =======         =======
Net income per share, basic and diluted............    $  0.23     $  0.27      $  3.64         $  0.00
                                                       =======     =======      =======         =======

     During the fourth quarter of 1998 the Company increased its loss reserves by $4.2 million on a pre-tax basis for emerging development on marine, other property and casualty, and professional liability lines of business. The Company incurred $1.0 million of pre-tax expenses related to the merger agreement with a subsidiary of XL Capital Ltd. The Company also increased its bad debt reserves by $761 thousand and wrote off certain intangible assets of $390 thousand related to its agency business. The Company realized a pre-tax gain of $504 thousand on sales of Kingsway shares.

(10) STOCK OPTIONS

     On July 28, 1987, the Company's stockholders approved the Company's 1987 Non-Qualified and Incentive Stock Option Plan ("Option Plan"). The Option Plan has been extended through May 15, 2007. A total of 600 thousand shares of common stock have been authorized for issuance under the Option Plan.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumption used for grants in 1998, 1997 and 1996, respectively: dividend yields of 1.9 percent, 1.9 percent and 2.1 percent; risk free interest rates of 5.5 percent,

5.5 percent and 6.2 percent; expected volatility of 40 percent, 43 percent and 38 percent; and expected lives of 2.5 years, 4.5 years and 4.5 years.

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share data):

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 1998         1997         1996
                                                                 ----         ----         ----
Pro forma net income (loss).................................    $(3,464)     $31,762      $6,379
Pro forma net income (loss) per share, basic and diluted....    $ (0.46)     $  4.14      $ 0.83

     Activity related to stock options is as follows:

                                                1998                   1997                   1996
                                         -------------------    -------------------    -------------------
                                                    WEIGHTED               WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
                                         SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                         ------     --------    ------     --------    ------     --------
Options outstanding at the beginning of
  the year.............................   99,650     $11.62     155,000     $11.51     183,000     $10.93
Options granted........................  116,500      12.08      44,650      10.74       6,000       8.33
Options exercised......................       --         --     (40,000)      6.50     (19,000)      5.00
Options forfeited......................   20,250      12.34     (60,000)     14.08     (15,000)     11.50
                                         -------     ------     -------     ------     -------     ------
Options outstanding at the end of the
  year.................................  195,900     $11.82      99,650     $11.62     155,000     $11.51
                                         =======     ======     =======     ======     =======     ======
Options exercisable at the end of the
  year.................................   42,913                 27,000                 94,000
                                         =======                =======                =======
Weighted average fair value of options
  granted during the year..............              $ 3.32                 $ 3.93                 $ 2.87
                                                     ======                 ======                 ======

     Options outstanding and options exercisable at December 31, 1998 are as follows:

                                                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                    -------------------------------------------------    -----------------------------
                                                       WEIGHTED
                                                       AVERAGE            WEIGHTED                         WEIGHTED
            RANGE OF                  NUMBER          REMAINING           AVERAGE          NUMBER          AVERAGE
         EXERCISE PRICE             OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
         --------------             -----------    ----------------    --------------    -----------    --------------
$8.00 -- 14.50..................     195,900          8.1 years            $11.82          42,913           $12.54

(11) COMMITMENTS

     The Company has obligations under long-term operating leases for its office premises in the United States, Hong Kong, and the United Kingdom. The future minimum lease payments are as follows (in thousands):

1999........................................................    $1,221
2000........................................................     1,192
2001........................................................     1,006
2002........................................................       144
2003........................................................        74
Thereafter..................................................        --
                                                                ------
                                                                $3,637
                                                                ======

     Included in other underwriting expenses is rental expense of $1.4 million, $1.7 million, and $1.5 million for 1998, 1997, and 1996, respectively.

(12) CAPITALIZATION

     At December 31, 1996, the Company had a $15.0 million revolving bank line of credit. The outstanding balance on the line of credit amounted to approximately $9.7 million. In August 1997, this balance was extinguished using a portion of the proceeds from the Company's sale of a significant part of its holdings in Kingsway. The revolving line of credit has been discontinued.

     The Company paid interest of $0, $489 thousand and $768 thousand in 1998, 1997 and 1996, respectively.

(13) SUPPLEMENTAL DUTY DEPOSITS

     Supplemental duty deposits are security deposits held by IAS until the insured bond principal (Depositor) has settled duty charges imposed by U.S. Customs. Under the terms of the agreement with the Depositor, the Depositor is not entitled to a refund of its deposit until it has provided competent written legal evidence that the conditions of each and every bond connected with the deposit have been fully satisfied.

(14) DOMESTIC AND FOREIGN OPERATIONS

     Revenues, operating income, and identifiable assets included in the accompanying consolidated financial statements related to U.S. and foreign operations as of and for the years ended December 31, 1998, 1997, and 1996, were as follows (in thousands):

                                                1998                   1997                   1996
                                         -------------------    -------------------    -------------------
                                           U.S.      FOREIGN      U.S.      FOREIGN      U.S.      FOREIGN
                                           ----      -------      ----      -------      ----      -------
Revenues.............................    $ 55,501    $ 5,796    $107,227    $4,932     $ 64,365    $3,876
Operating income (loss)..............      (5,095)      (326)     46,827      (686)       3,782       (77)
Identifiable assets..................     152,896     10,504     155,443     9,969      124,199     9,511

(15) LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Loss and loss adjustment expense reserves are based on long-range projections which are subject to uncertainty. Uncertainty regarding reserves of a given accident year is gradually reduced as new information emerges each succeeding year, allowing more reliable reevaluations of such reserves. While management believes that reserves as of December 31, 1998 are adequate, uncertainties in the reserving process could cause such reserves to develop favorably or unfavorably as new or additional information emerges. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Movements in reserves which are small relative to the amount of such reserves could significantly impact future reported earnings of the Company.

     Activity related to unpaid loss and loss adjustment expenses (LAE) follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
Unpaid losses and LAE at beginning
  of year, net of reinsurance recoverables of $11,970,
  $9,980, and $3,138........................................    $ 43,385    $ 37,057    $ 33,155
Provision for losses and LAE for claims occurring during:
  Current year..............................................      31,680      34,260      31,876
  Prior years...............................................         988         585         431
                                                                --------    --------    --------
     Total..................................................      32,668      34,845      32,307
                                                                --------    --------    --------
Less loss and LAE payments for claims occurring during:
  Current year..............................................     (10,646)    (10,896)    (10,798)
  Prior years...............................................     (20,873)    (17,621)    (17,607)
                                                                --------    --------    --------
     Total..................................................     (31,519)    (28,517)    (28,405)
                                                                --------    --------    --------
Unpaid losses and LAE at end of year, net of reinsurance
  recoverables of $11,980, $11,970 and $9,980...............    $ 44,534    $ 43,385    $ 37,057
                                                                ========    ========    ========

(16) EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution plan covering substantially all employees. The plan provides for Company contributions at the discretion of the board of directors. For 1998, the Company contributed $1.00 for each $1.00 contributed by the participants up to 2.5% of employee base compensation. For 1997 and 1996, the Company contributed $0.50 for each $1.00 contributed by the participants up to 5% of employee base compensation. The Company's cost of this plan was $201 thousand, $139 thousand, and $116 thousand in 1998, 1997 and 1996, respectively.

(17) FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. As a number of the Company's significant assets and liabilities are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

     The estimated fair values of the Company's financial instruments at December 31, 1998 are as follows (in thousands):

                                                               CARRYING     FAIR
                                                                VALUE       VALUE
                                                               --------     -----
Assets:
  Fixed maturities.........................................    $59,584     $59,584
  Equity securities........................................      4,856       4,856
  Cash and cash equivalents................................     39,087      39,087
  Premiums receivable......................................     19,306      19,306
  Reinsurance recoverable on paid claims...................      4,115       4,115
  Notes receivable.........................................      3,587       3,587
  Income tax recoverable...................................        895         895
Liabilities:
  Funds held by Company....................................        422         422
  Supplemental duty deposits...............................      1,703       1,703

     The estimated fair values of the Company's financial instruments at December 31, 1997 are as follows (in thousands):

                                                               CARRYING     FAIR
                                                                VALUE       VALUE
                                                               --------     -----
Assets:
  Fixed maturities.........................................    $60,676     $60,676
  Equity securities........................................      4,234       4,234
  Cash and cash equivalents................................     49,400      49,400
  Premiums receivable......................................     15,677      15,677
  Reinsurance recoverable on paid claims...................      1,137       1,137
  Notes receivable.........................................         99          99
  Income tax recoverable...................................      1,365       1,365
Liabilities:
  Funds held by Company....................................        372         372
  Supplemental duty deposits...............................      2,016       2,016

     Fixed maturities and equity securities are valued at quoted market prices, where available, or from independent pricing sources. Cash and cash equivalents, premiums receivable, reinsurance recoverable on paid claims, funds held, income tax recoverable and supplemental duty deposits are valued at their carrying value due to their short-term nature. The carrying value of notes receivable approximates fair value as the notes bear floating rates of interest or are at current market rates.

(18) FOREIGN CURRENCY TRANSLATION

     The net assets of the Company's foreign operations are translated into U.S. dollars using exchange rates in effect at each year end. An analysis of the foreign currency translation adjustment included in other comprehensive income is as follows (amounts in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------
                                                          1998     1997      1996
                                                          ----     ----      ----
Beginning amount of cumulative translation
  adjustments.........................................    $ 23    $ (978)   $(1,179)
Included in Kingsway's basis at sale..................      18     1,045        189
Aggregate adjustment for the year resulting from
  translation adjustments.............................     (63)      (44)        12
                                                          ----    ------    -------
Net aggregate translation adjustment included in
  stockholders' equity................................     (45)    1,001        201
                                                          ----    ------    -------
Ending amount of cumulative translation adjustments...    $(22)   $   23    $  (978)
                                                          ====    ======    =======

(19) INVESTMENT IN KINGSWAY

     Kingsway is a property and casualty insurance holding company based in Canada which primarily writes and assumes commercial and other automobile insurance considered to be non-standard, and other specialty insurance for commercial properties through its 100% owned subsidiaries, Kingsway General Insurance Company and York Fire & Casualty Insurance Company.

     The following presents summary financial data for Kingsway for the year ended December 31, 1996 (in thousands).

Revenues:
  Net premiums earned.......................................    $78,972
  Other revenues............................................      8,103
                                                                -------
          Total revenues....................................     87,075
                                                                -------
Expenses:
  Claims incurred...........................................     51,257
  Other expenses............................................     24,263
                                                                -------
          Total expenses....................................     75,520
                                                                -------
Income before income taxes..................................     11,555
Income taxes................................................      3,369
                                                                -------
Net income..................................................    $ 8,186
                                                                =======

(20) BUSINESS SEGMENTS

DESCRIPTION OF THE TYPES OF PRODUCTS FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

     The Company has four operating segments based on the type of product and a fifth nonoperating segment. The operating segments are: surety, marine, professional liability and other property and casualty. The surety segment provides various surety coverages, primarily U.S. Customs bonds, contract surety and miscellaneous surety. The marine segment provides ocean and inland marine cargo coverage and bill of lading liability coverage. The professional liability segment provides professional liability coverage for customs brokers and freight forwarders. The other property and casualty segment provides commercial property and casualty products to customs brokers, freight forwarders and other service firms engaged in the international movement of cargo. It also provides such products to meet the needs of the trucking industry.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. Revenues are all from external customers. Indirect costs of support units are allocated to segments. Investment income and realized investment gains are not allocated to segments and such income is not a component used to evaluate segments. Invested assets and cash are not allocated to segments.

FACTORS USED TO IDENTIFY THE ENTERPRISES REPORTABLE SEGMENTS

     The Company's reportable segments are business units that each offer different types of insurance coverage with different types of risk exposures.

                                                                             OTHER
                                                            PROFESSIONAL   PROPERTY &
                                        SURETY    MARINE     LIABILITY      CASUALTY    ALL OTHER    TOTAL
                                        ------    ------    ------------   ----------   ---------    -----
1998
REVENUES:
Insurance Premium Income..............  $17,398   $25,791     $ 2,674       $ 6,601                 $ 52,464
Investment Income & Realized Gains....                                                  $  8,261    $  8,261
Other Revenues........................                                                       572         572
                                        -------   -------     -------       -------     --------    --------
Total Revenues........................   17,398    25,791       2,674         6,601        8,833      61,297
Losses and LAE........................    4,124    19,832       3,490         5,222                   32,668
Amortization & Depreciation...........      458       487         118           171          630       1,864
Other Expenses........................   10,551    11,894       2,071         3,448        4,222      32,186
                                        -------   -------     -------       -------     --------    --------
Operating Income (Loss)...............    2,265    (6,422)     (3,005)       (2,240)       3,981      (5,421)
Identifiable Assets...................  $13,279   $16,295     $10,864       $ 8,168     $114,794    $163,400
                                        -------   -------     -------       -------     --------    --------
1997
REVENUES:
Insurance Premium Income..............  $17,947   $27,906     $ 3,206       $ 8,351                 $ 57,410
Investment Income & Realized Gains....                                                  $ 53,782      53,782
Other Revenues........................                                                       967         967
                                        -------   -------     -------       -------     --------    --------
Total Revenues........................   17,947    27,906       3,206         8,351       54,749     112,159
Losses and LAE........................    5,087    19,482       3,752         6,524                   34,845
Amortization & Depreciation...........      568       522         259           172                    1,521
Interest Expense......................                                                       488         488
Other Expenses........................   11,211    11,501       1,574         4,173          705      29,164
                                        -------   -------     -------       -------     --------    --------
Operating Income (Loss)...............    1,081    (3,599)     (2,379)       (2,518)      53,556      46,141
Identifiable Assets...................  $13,926   $14,719     $ 5,656       $ 9,124     $121,987    $165,412
                                        -------   -------     -------       -------     --------    --------
1996
REVENUES:
Insurance Premium Income..............  $25,846   $26,932     $ 2,644       $ 5,631                 $ 61,053
Investment Income & Realized Gains....                                                  $  6,364       6,364
Other Revenues........................                                                       824         824
                                        -------   -------     -------       -------     --------    --------
Total Revenues........................   25,846    26,932       2,644         5,631        7,188      68,241
Losses and LAE........................    7,455    17,759       2,714         4,379                   32,307
Amortization & Depreciation...........      616       706          58           166                    1,546
Interest Expense......................                                                       768         768
Other Expenses........................   13,561    11,830       1,187         2,989          348      29,915
                                        -------   -------     -------       -------     --------    --------
Operating Income (Loss)...............    4,214    (3,363)     (1,315)       (1,903)       6,072       3,705
Identifiable Assets...................  $17,755   $12,876     $ 3,302       $ 7,525     $ 92,252    $133,710
                                        -------   -------     -------       -------     --------    --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 26, 1997, the Board, upon the advice of its Audit Committee, elected to not retain KPMG LLP as its independent public accountant for fiscal year 1997. The decision to change accountants was based upon a cost analysis of services provided. There were no disagreements between management of the Company and the former accountants on any matters of accounting principles or practices, financial statement disclosures, or auditing scopes or procedures during fiscal years 1996 and 1995 or any subsequent interim period preceding the dismissal. The accountant's reports on the financial statements of the Company in the 1996 and 1995 fiscal years were unqualified, not modified as to uncertainty, audit scope or accounting principles, and did not express any adverse opinion or disclaimer of opinion. KPMG LLP issued a letter dated February 21, 1997 to the Board of Directors of the Company describing a material weakness in internal control as detail accounts receivable and intercompany receivables and payables were not properly reconciled on a regular basis.

     In addition, on February 26, 1997, the Audit Committee recommended, and the Board of Directors approved, the appointment of Ernst & Young LLP as the Company's new independent accountants, effective for fiscal 1997. This appointment was ratified by stockholders on May 15, 1997. The selection of Ernst & Young LLP was through a request for proposal process with no consideration requested or made on the application of accounting principles, the type of audit opinion that might be rendered on the financial statements, or any other factor for reaching a decision as to accounting, auditing or financial reporting issues.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the directors of the Company.

                                                         POSITION WITH COMPANY, BUSINESS
                NAME                   AGE             EXPERIENCE AND OTHER DIRECTORSHIPS
                ----                   ---             ----------------------------------
George J. Weise......................  50    Director of the Company since October 1997. Mr. Weise
                                             has been a partner in the firm of Washington Counsel,
                                             P.C. since August 1997. From 1993 through August 2,
                                             1997, Mr. Weise was a U.S. Customs Commissioner.
Michael L. Sklar.....................  60    Director of the Company since May 1995. Mr. Sklar has
                                             practiced law in Chicago, Illinois for more than 25
                                             years. Mr. Sklar is currently, and since 1996 has been,
                                             a partner of the law firm of Rudnick & Wolfe. From 1989
                                             through March 1996, Mr. Sklar was a partner in the law
                                             firm of Keck, Mahin & Cate. In 1998, Rudnick & Wolfe
                                             served as principal outside legal counsel to the
                                             Company.
Robert B. Sanborn....................  70    Director of the Company since February 1994. Mr.
                                             Sanborn is, and since 1994 has been, Senior Executive
                                             Consultant to Orion Capital Corporation ("Orion"), a
                                             property and casualty insurance company. From 1987
                                             through 1994, Mr. Sanborn served as the President and
                                             Chief Operating Officer of Orion. Mr. Sanborn is also a
                                             director of Orion, Guaranty National Corporation, Nobel
                                             Insurance Limited, and HOG Lloyd's Investment Trust,
                                             and is a member of many professional associations
                                             within the insurance industry.
Arthur J. Fritz, Jr..................  58    Director of the Company since December 1985. Mr. Fritz
                                             is a former President of the National Customs Brokers &
                                             Forwarders Association of America. Mr. Fritz is
                                             currently the Chairman of Logicorp Inc., and is a
                                             director of Arkansas Best Corporation and Landstar,
                                             Inc.
Arthur L. Litman.....................  55    Director of the Company since December 1985. Mr. Litman
                                             is currently Vice President for Regulatory Affairs and
                                             Compliance Services for Tower Group International, Inc.
                                             ("Tower Group"), a position he has held since March
                                             1996. From 1991 to March 1996 Mr. Litman was Vice
                                             President for the Western Region for Tower Group. Mr.
                                             Litman is a past President and senior counsel for the
                                             board of the National Customs Brokers & Forwarders
                                             Association of America.
Albert J. Gallegos...................  57    Director of the Company since January 1988. Since 1986,
                                             Mr. Gallegos has been an independent consultant to the
                                             insurance industry.
Kenneth A. Bodenstein................  62    Director of the Company since September 1987. Mr.
                                             Bodenstein has served as Senior Vice President and
                                             Managing Director of Duff & Phelps Financial Consulting
                                             Co., a financial services company, for more than the
                                             past five years.

                                                         POSITION WITH COMPANY, BUSINESS
                NAME                   AGE             EXPERIENCE AND OTHER DIRECTORSHIPS
                ----                   ---             ----------------------------------
Stanley A. Galanski..................  40    Mr. Galanski was elected President and Chief Executive
                                             Officer and appointed a director of the Company on July
                                             7, 1997. From February 1995 to June 1997, Mr. Galanski
                                             was President of New Hampshire Insurance Company, a
                                             property and casualty insurer. From July 1980 to
                                             January 1995 Mr. Galanski served in various capacities
                                             with the Chubb Group of Insurance Companies.

THE BOARD OF DIRECTORS AND ITS STANDING COMMITTEES

     The Company's Board of Directors has the responsibility to review the overall operations and proposed plans and business objectives of the Company. The Board meets regularly four times each year, once each quarter. During 1998, the Board met 4 times, and on 8 occasions there were telephonic special meetings. All directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and meetings held by each committee of the Board on which such directors served, except for Mr. Fritz, who participated by telephone.

     The Board has a standing Executive Committee, Audit Committee, Compensation and Stock Option Committee and Investment Committee.

     The Executive Committee was formed in December 1996, to review and monitor ongoing activity as deemed appropriate between quarterly meetings of the Board of Directors. The Executive Committee reports directly to the Board and is comprised of Mr. Galanski and three non-employee directors, Messrs. Sanborn, Bodenstein and Sklar. There were three meetings of the Executive Committee in 1998.

     The Audit Committee recommends to the Board the appointment of the independent certified public accountants for the following year. The Audit Committee reviews with the auditors: (i) the scope of the Company's annual audit, (ii) the annual financial statements of the Company and the auditors' report with respect thereto, (iii) corporate and accounting practices and policies, and (iv) overall accounting and financial controls. In addition, the Audit Committee is available to the independent auditors during the year for consultation purposes. The Committee, which reports directly to the Board, is comprised of four non-employee directors, Messrs. Bodenstein, Gallegos, Weise and Fritz. The Audit Committee met two times during 1998.

     The Compensation and Stock Option Committee reviews recommendations regarding overall salaries and compensation of Company officers and certain key employees and is responsible for awarding stock options to those officers and key employees under, and administering, the Company's 1987 Non-Qualified and Incentive Stock Option Plan. This Committee also reviews the President's performance pursuant to the Executive Incentive Compensation Plan. The Compensation and Stock Option Committee reports directly to the Board and is comprised of four non-employee directors, Messrs. Litman, Weise, Sanborn and Fritz. The Compensation and Stock Option Committee met two times during 1998.

     The Investment Committee develops investment policies for the Company and reviews performance of the investment portfolio and management thereof. The Investment Committee reports directly to the Board and is comprised of Mr. Galanski and four non-employee directors, Messrs. Gallegos, Sklar, Bodenstein and Litman. The Investment Committee met once during 1998.

     All directors whose terms are not expiring serve as the ad hoc Nominating Committee of the Board for the purpose of considering nominees to the Board of Directors. The Company's by-laws set forth the required procedure for considering nominees recommended by stockholders. Director nominations by stockholders for the annual meeting must be delivered to the Company's Secretary either by personal delivery or certified mail, postage prepaid, return receipt requested, 90 days in advance of the annual meeting. Each such notice must set forth: (a) the name and address of the stockholder who intends to make the nomination; (b) the person or persons to be nominated; (c) a representation that the stockholder is a holder of record of stock of the

Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;
(d) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (e) such other information regarding each nominee proposed by such stockholder which would be required to be included in a proxy or information statement filed with the Securities and Exchange Commission pursuant to the proxy rules promulgated under the Securities Exchange Act of 1934, as amended, or any successor statutes thereto, had the nominee been nominated or intended to be nominated by the Board; and (f) the manually signed consent of each nominee to serve as a Director of the Company if elected. The presiding officer of the meeting of the Stockholders may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures.

DIRECTORS' COMPENSATION

     The Company pays directors fees in the amount of $2,000 per meeting of the Board and $750 for any committee meeting other than the Executive committee, for which fees are $1,250 per meeting. During 1998, all committee meetings were held in conjunction with Board meetings, except those of the Executive Committee.

     Each director who is not an employee of the Company is entitled to receive annually non-qualified options to purchase 1,000 shares of Common Stock on the date of the Board meeting first following the date of the Annual Meeting of Stockholders. The exercise price of such options is the fair market value of a share of Common Stock on the date of grant of the option. Options granted under this program vest in four equal annual installments beginning the third anniversary of the date of grant. On August 10, 1998 each of Messrs. Sanborn, Fritz, Litman, Gallegos, Bodenstein, Weise and Sklar were granted options under this program.

EXECUTIVE OFFICERS

     The following table lists all current non-director executive officers of the Company. Executive Officers are elected to serve until their successors are duly elected and qualified.

                                                         POSITION WITH COMPANY, BUSINESS
                NAME                   AGE              EXPERIENCE AND OTHER DIRECTORSHIPS
                ----                   ---              ----------------------------------
Robert S. Kielbas....................  48    Mr. Kielbas is currently Senior Vice President
                                             International Business Development. From April 1, 1996
                                             to September 1, 1997 Mr. Kielbas was the Chief Executive
                                             Officer of the Company's Hong King subsidiary. Since
                                             1994, Mr. Kielbas has also served as Director of
                                             International Operations for Intercargo Insurance
                                             Company, the Company's primary U.S. subsidiary ("IIC"),
                                             and until April 1, 1996 was the Managing Director for
                                             the U.K. branch office. From 1987 to 1994 Mr. Kielbas
                                             served as the Vice President-Marine of IIC with
                                             responsibility for developing marine business with
                                             direct shippers and alternative agency arrangements.
Robert M. Lynyak.....................  56    Mr. Lynyak was appointed Senior Vice President of the
                                             Company on February 9, 1998. For over thirty three years
                                             prior to joining the Company, he served in various
                                             capacities at the Chubb Group of Insurance Companies,
                                             most recently as Deputy Chief Underwriting Officer and
                                             Managing Director of Chubb & Son, Inc.
Michael L. Rybak.....................  46    Mr. Rybak has served as Chief Financial Officer,
                                             Secretary and Treasurer of the Company since August,
                                             1996. From 1987 to 1996 Mr. Rybak was the Vice
                                             President, Chief Financial Officer of United Chambers
                                             Administrators.

ITEM 11. EXECUTIVE COMPENSATION

     The Summary Compensation Table below includes, for each of the fiscal years ended December 31, 1998, 1997 and 1996, individual compensation for services to the Company and its subsidiaries paid to: (i) the Chief Executive Officer; and
(ii) the other former and continuing executive officers of the Company (the "1998 Named Executives"). No other executive officer of the Company received annual compensation in excess of $100,000 in fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 ------------
                                          ANNUAL COMPENSATION                     SECURITIES
                                     -----------------------------                UNDERLYING     ALL OTHER
     NAME & PRINCIPAL POSITION       YEAR   SALARY(1)     BONUS(1)     OTHER     OPTIONS/SARS   COMPENSATION
     -------------------------       ----   ---------     --------     -----     ------------   ------------
Stanley A. Galanski(4).............  1998   $265,000(4)   $ 25,000         (2)      20,000       $ 6,423(10)
Chief Executive Officer and          1997   $147,340                       (2)      20,000
President
James R. Zuhlke....................  1998   $ 79,891(12)        --         (2)          --              --
Former Chief Executive Officer       1997   $303,797      $ 31,500         (2)          --       $69,384(3)
                                     1996   $300,000      $ 31,500         (2)                   $21,680(3)
Robert S. Kielbas..................  1998   $210,000        15,250         (2)      15,000       $ 1,788(6)
Senior Vice President                1997   $233,173            --    $70,968(5)        --       $ 3,787(6)
                                     1996   $202,000            --    $64,620(5)        --       $ 1,394(6)
Gary J. Bhojwani...................  1998   $  4,615(13)        --         (2)          --       $   192(7)
Former President of IAS              1997   $200,000      $156,250         (2)          --       $ 1,673(7)
                                     1997   $200,000      $ 50,071(8)      (2)          --       $ 1,538(7)
Michael L. Rybak...................  1998   $132,000      $ 11,250         (2)       5,000       $ 3,137(9)
Vice President, Chief Financial      1997   $120,000      $  3,000         (2)       4,000       $10,961(9)
Officer, Treasurer & Secretary       1996   $ 47,630                       (2)          --              --
Robert M. Lynyak...................  1998   $172,308            --         (2)      20,000       $ 3,077(11)
Senior Vice President

-------------------------
 (1) See "Board Compensation Committee Report on Executive Compensation" for more detailed information regarding the determination of compensation for the Named Executives.

 (2) The total amount of perquisites and other non-cash personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for any of the Named Executives for any year shown.

 (3) Includes: Directors fees paid to Mr. Zuhlke of: $ 8,000 in 1997, and $10,000 in 1996; director's fees paid to Mr. Zuhlke by Kingsway Financial Services, Inc. of: $9,807 in 1997, and $11,680 in 1996; insurance premiums of $3,410 and $48,167 of airline passes in 1997.

 (4) Mr. Galanski was elected President and Chief Executive Officer of the Company in July, 1997. The 1997 salary listed above is the amount of a $260,000 annual salary payable to Mr. Galanski under his Employment Agreement actually paid in 1997.

 (5) Amounts shown for 1997 and 1996 include $61,968 and $55,620, respectively, paid to Mr. Kielbas for cost of living and tax equalization adjustment in connection with his overseas posting to the Company's Hong Kong operations and a cash car allowance of $9,000 and $9,000, respectively.

 (6) Amounts shown represent the Company's matching contribution for Mr. Kielbas to the Company's 401(K) Savings Plan in the amount of $1,788 in 1998, $1,669 in 1997, $1,394 in 1996 and officers life insurance premium of $2,118 in 1997.

 (7) Amount shown represents the Company's matching contribution for Mr. Bhojwani to the Company's 401(k) Savings Plan in the amount of $192 in 1998, $1,673 in 1997 and $1,538 in 1996.

 (8) Amount shown represents bonus related to 1995 performance and paid in 1996.

 (9) Amount shown represents Company's matching contribution for Mr. Rybak to the Company's 401(k) Savings Plan of $3,137 and $1,154 for 1998 and 1997, respectively, and Kingsway directors fees paid of $9,807 in 1997.

(10) Amount shown represents the Company's matching contribution for Mr. Galanski to the Company's 401(k) Savings Plan.

(11) Amount shown represents the Company's matching contribution for Mr. Lynyak to the Company's 401(k) Savings Plan.

(12) Amount shown represents payments made until discontinuance of Mr. Zuhlke's severance payments.

(13) Amount represents salary through Mr. Bhojwani's date of resignation from the Company.

STOCK OPTIONS

                       OPTION GRANTS IN FISCAL YEAR 1998

     The following table sets forth information with respect to stock options granted during the fiscal year ended December 31, 1998 held by the 1998 Named Executives.

                                                                    INDIVIDUAL GRANTS
                                      -----------------------------------------------------------------------------
                                                                                               POTENTIAL REALIZABLE
                                                                                                 $ VALUE ASSUMING
                                                                                                 ANNUAL RATES OF
                                                                                                   STOCK PRICE
                                        NO. OF                                                   APPRECIATION FOR
                                      SECURITIES    % OF TOTAL                                     OPTION TERM
                                      UNDERLYING     OPTIONS       EXERCISE     EXPIRATION     --------------------
               NAME                     GRANT        GRANTED      PRICE $/SH       DATE           5%         10%
               ----                   ----------    ----------    ----------    ----------        --         ---
Mr. Galanski......................      20,000        17.1%         11.375       07/06/08      143,074     362,576
Mr. Kielbas.......................       5,000        12.8%          12.25       02/05/08       42,895     101,992
                                        10,000                       11.50       11/05/08       73,573     184,530
Mr. Rybak.........................       5,000         4.3%          12.25       02/05/08       42,895     101,992
Mr. Lynyak........................      20,000        17.1%         12.375       02/08/08      175,651     414,451
Mr. Zuhlke........................           0
Mr. Bhojwani......................           0

     Shown below is information for the 1998 Named Executives with respect to options and SARs exercised during fiscal year 1998 and unexercised options to purchase the Company's Common Stock and SARs held at December 31, 1998.

              AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1998
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                              NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                              SHARES                         UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/SARS
                            ACQUIRED ON       VALUE         OPTIONS/SARS AT 12/31/98             AT 12/31/98(1)
          NAME              EXERCISE(#)    REALIZED($)    EXERCISABLE/UNEXERCISABLE(#)    EXERCISABLE/UNEXERCISABLE($)
          ----              -----------    -----------    ----------------------------    ----------------------------
Mr. Galanski............        --             --                 4,000/36,000                   --/--
Mr. Rybak...............        --             --                 1,000/8,000                 2,250/6,750
Mr. Lynyak..............        --             --                   0/20,000                     --/--
Mr. Zuhlke..............        --             --                     0/0                        --/--
Mr. Kielbas.............        --             --                13,250/16,250                   --/--
Mr. Bhojwani............        --             --                     0/0                        --/--

-------------------------
(1) Based on the closing sale price of $11.375 as quoted on the NASDAQ National Market on December 31, 1998.

EMPLOYMENT CONTRACTS

     On July 7, 1997 the Company entered into an employment agreement with its President and Chief Executive Officer, Stanley A. Galanski. This employment agreement was for a one year period and continues on a bi-weekly basis thereafter unless otherwise terminated due to Mr. Galanski's death or disability or by the Company for "cause", as defined in the employment agreement. If the employment agreement is terminated other than for cause (including a change in control) or due to death or disability, Mr. Galanski shall be entitled to his annual salary for a period of 12 months after such termination. The employment provides for a base salary of $260,000, subject to increase in the sole discretion of the Board of Directors, a bonus for 1997 of $25,000, eligibility for bonuses under the Executive Incentive Compensation Plan, an option to acquire 20,000 shares of Intercargo common stock, certain benefits, vacation of four weeks annually and "carry over" of up to two weeks of unused vacation days to the following year. It also contains restrictive covenants and non-competition provisions for the period of twelve months after termination.

     Effective January 1, 1998 the Company entered into an agreement with Mr. Kielbas to serve as President of Trade Insurance Services, Inc. and be responsible for all aspects of the Company's agency and marketing operations as well as other duties as may be assigned by the President of Intercargo. This employment agreement was for a one year period and continues on a month-to-month basis thereafter unless otherwise terminated with thirty days written notice. If terminated by the Company without cause Mr. Kielbas shall be entitled to his annual salary for a period of one year. The employment agreement provides for a base salary of $215,000 annually subject to increase at the sole discretion of the President of Intercargo, certain benefits, eligibility for bonuses under any Executive Incentive Compensation Plan and an option to acquire 10,000 shares of Intercargo common stock. It also contains restrictive covenants and non-competition provisions for a period of twelve months after termination.

     On August 12, 1996 the Company entered into an employment agreement (the "Employment Agreement") with its Chief Financial Officer, Michael L. Rybak. The Employment Agreement was for a one year period and continues on a month-to-month basis thereafter unless otherwise terminated due to Mr. Rybak's death or disability or by the Company for "cause", as defined in the Employment Agreement. The Employment Agreement provides for a base salary of $120,000, subject to increases during subsequent renewal terms, certain benefits, eligibility for bonuses under the Executive Incentive Compensation Plan, and entrance into the vacation entitlement schedule as if he were a five year employee. It also contains restrictive covenants and non-competition provisions for the period of two years after termination. On November 18, 1998 the Company executed a letter agreement with Mr. Rybak entitling him to a payment of $50,000 upon the earlier of (i) 180 days following a change in control of the Company or (ii) the involuntary termination of Mr. Rybak, other than for cause. This letter agreement can be terminated by the Company if a change in control has not occurred prior to June 30, 1999.

     On February 9, 1998 the Company entered into an employment agreement with Mr. Lynyak to serve as Senior Vice President. This employment agreement was for a one year period and continues in effect thereafter unless terminated with thirty days written notice. If terminated by the Company without cause Mr. Lynyak shall be entitled to his annual salary for a period of one year. The employment agreement provides for a base salary of $200,000 annually subject to increase at the sole discretion of the President of Intercargo, certain benefits, eligibility for bonuses under any Executive Incentive Compensation Plan and an option to acquire 20,000 shares of Intercargo common stock. It also contains restrictive covenants and non-competition provisions for a period of twelve months after termination.

OFFICER LOANS

     IAS has provided loans to certain of its officers which loans are evidenced by promissory notes dated August 25, 1993 bearing interest at a rate equal to the prime lending rate plus 1%, as determined from time to time. The only notes issued by a 1997 Named Executive was made by James Zuhlke in the original principal amount of $96,110. This note was paid in full in 1997.

TOTAL RETURN COMPARISON

     The following graph sets forth a five-year comparison of cumulative total returns for: (i) the Company; (ii) the Standard & Poor's Total Return Index for the Nasdaq Stock Market (U.S. Companies); and (iii) a Peer Group selected by the Company (the "Peer Group").
Performance Graph

                                                 INTERCARGO CORPORATION        SELECTED STOCK LIST         NASDAQ MARKET INDEX
                                                 ----------------------        -------------------         -------------------
12/31/93                                                 100.00                      100.00                      100.00
12/30/94                                                  71.75                       73.41                      104.99
12/29/95                                                  88.60                       95.61                      136.18
12/31/96                                                  77.46                      126.99                      169.23
12/31/97                                                 121.90                      137.83                      207.00
12/31/98                                                 106.41                      112.65                      291.96

     All returns were calculated assuming dividend reinvestment. The returns of each company in the Peer Group have been weighted according to market capitalization.

     The Peer Group consists of the following companies: AmWest Insurance Group, Inc.; NYMAGIC, Inc.; HCC Insurance Holdings, Inc.; and Navigators Group, Inc.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is comprised of four non-employee directors:
Messrs. Litman, Fritz, Sanborn and Weise. The 1998 compensation for the executive officers is comprised of the following components:

     - Base Salary;

     - Annual incentive compensation (i.e. bonus) based on individual performance and Company performance; and

     - Long term incentive compensation in the form of stock options granted pursuant to the 1987 Non-Qualified Incentive Stock Option Plan (the "Option Plan").

     Based on recommendations of Stanley Galanski, President, the Compensation Committee set the 1998 base salaries of all officers (other than Mr. Galanski). The Compensation Committee set the 1998 base salary of the President. Factors considered in the setting of salaries include historical salary levels and salary levels at comparable companies. After approval by the Compensation Committee, salaries are approved by the Board of Directors.

     With respect to Mr. Galanski, the Compensation Committee established a base salary for 1998 at $265,000.

     Bonuses for all officers are determined pursuant to the Incentive Plan, which directly links executive compensation with Company performance. The Incentive Plan creates a bonus fund based on a percentage of the aggregate base salaries of all eligible employees. The percentage is determined pursuant to a sliding scale based on the return on equity ("ROE") of the Company and is measured against the equity at the beginning of the bonus year.

     The Incentive Plan provides a formula for the determination of bonus amounts which in all cases includes ROE as one measurement. Other measurements include departmental goals (for underwriters and salespeople) and intangible or qualitative objectives. The weight given to each measurement varies with the position of the individual.

     ROE is assigned a 70% weight factor for the President, a 30% weight factor for insurance underwriters and salespeople, and a 50% weight factor for the Chief Financial Officer. Intangibles are assigned a 30% weight factor for the President, a 20% factor for insurance underwriters and salespeople, and a 50% weight factor for the Chief Financial Officer. Departmental goals are assigned a 50% weight factor and only apply to insurance underwriters and salespeople. The weight factors which apply to intangibles and departmental goals are further multiplied by a performance factor which reflects the level of achievement of pre-set goals. Intangible goals, as well as what constitutes their fulfillment, are set each year by the President and the individual officer. Departmental goals are set by the President. The goals of the President are set by the Compensation Committee, and the Committee determines the degree to which the President has fulfilled those goals.

     The available bonus fund is allocated among the eligible employees according to the attainment of specific performance goals and application of the ROE factor. Each individual's bonus is subject to a limit equal to the percentage of base salary established by the ROE factor. Accordingly, the total bonus of each 1998 Named Executive, other than Mr. Galanski, is limited to his base salary multiplied by the maximum bonus percentage established by the ROE.

     Based on the parameters of the Incentive Plan and at the discretion of the Committee, bonuses were awarded for 1998 performance pursuant to the Incentive Plan to Mr. Kielbas $15,000 and Mr. Lynyak $15,000. A 1998 bonus for Mr. Galanski of $125,000 was approved which includes recognition for his efforts in pursuing the strategic alternatives available to the Company.

     The 1987 Non-Qualified Incentive Stock Option Plan (the "Option Plan") also links individual compensation to Company performance. Because the exercise price of the options granted under the Option Plan may not be less than fair market value at the date of the grant, the executives have incentive to enhance

Company performance as measured by the price of the Company's Common Stock. In granting options to executives, the Compensation Committee considers the recommendations of the President as well as the number of options already held by each person. Taking into consideration various factors including the number of shares subject to option and/or SAR's previously granted, the Compensation Committee determined to grant options to purchase 49,750 shares of Common Stock to a total of 9 officers and 37 other employees of the Company during fiscal year 1998 in addition to options granted pursuant to the employment agreements of Messrs. Galanski, Kielbas and Lynyak.

     Effective January 1, 1994, the allowable deduction for federal income tax purposes of compensation paid by the Company to the 1998 Named Executives is $1,000,000 per executive per year. This limitation does not apply to compensation that is based upon the attainment of performance goals or paid pursuant to a written contract that was in effect on February 17, 1993. These limitations have not affected the Company's ability to deduct all taxable compensation paid to its 1998 Named Executives and is not expected to affect these deductions in the foreseeable future.

                                          Respectfully submitted,

                                          INTERCARGO CORPORATION
                                          Compensation Committee

                                          Arthur J. Fritz, Jr.
                                          Arthur L. Litman
                                          Robert Sanborn
                                          George Weise

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The following table shows with respect to (i) each person who is known to be the beneficial owner of more than 5% of the Common Stock; (ii) each director of the Company; (iii) the Chief Executive Officer and the four most highly compensated executive officers of the Company during fiscal year 1998 and (iv) all present executive officers and directors as a group: (a) the amount of shares of Common Stock beneficially owned as of March 8, 1999; and (b) the percent of the class so owned as of the same date:

                                                                 AMOUNT OF SHARES
            NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED    PERCENTAGE(1)
            ------------------------------------                ------------------    -------------
Orion Capital Corporation(2)................................        1,899,223             26.04%
600 Fifth Avenue New York, NY 10020
Fenimore Asset Management(3)................................          522,850              7.17%
118 North Grand Street P.O. Box 310 Cobleskill, NY 12043
Dimensional Fund Advisors, Inc.(4)..........................          366,200              5.02%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
AIC Limited(5)..............................................          370,549              5.08%
1375 Kerns Road Burlington, Ontario Canada
Stanley A. Galanski(6)......................................            4,500                 *
Arthur J. Fritz, Jr.(6)(7)..................................          250,250              3.43%
Kenneth A. Bodenstein(6)(8).................................           20,250                 *
Arthur L. Litman(6).........................................           42,916                 *
Albert J. Gallegos(6)(9)....................................            3,150                 *
Robert S. Kielbas(6)(10)....................................           63,181                 *
Robert B. Sanborn(6)........................................              250                 *
Michael L. Sklar(6).........................................            3,250                 *
George Weise(6).............................................               --                 *
Michael L. Rybak(6).........................................            3,250                 *
Robert M. Lynyak(6).........................................            4,000                 *
All Directors and Executive Officers as a group (11
  persons)(11)..............................................          394,997              5.40%

-------------------------
 *   Less than 1% of common stock outstanding

(1) Calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. Unless otherwise stated herein, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of December 31, 1998, the total number of the Company's outstanding shares was 7,293,581.

(2) As reported in Orion Capital Corporation's Schedule 13D, as amended through December 2, 1998. These shares are held by Security Insurance Company of Hartford, a Connecticut corporation, wholly-owned by Orion Capital Corporation. These shares are deemed to be beneficially owned by Robert B.

     Sanborn, a director of the Company, who as Senior Executive Consultant and a director of Orion Capital Corporation, may be deemed to have shared power to vote and dispose of these shares. Pursuant to the Stockholder Agreement, Orion has agreed to vote all of its shares of Common Stock in favor of the Merger. See "The Stockholder Agreement."

(3) As reported in Fenimore Asset Management Inc.'s Schedule 13G, dated February 5, 1999.

(4) As reported in Dimensional Fund Advisors Inc.'s Schedule 13G, dated February 11, 1999.

(5)  As reported in AIC Limited's Schedule 13G, dated March 23, 1999.

(6) Messrs. Galanski, Kielbas, Rybak, Gallegos, Litman, Bodenstein, Fritz, Sklar, Sanborn, Weise and Lynyak are directors and/or executive officers of the Company.

(7) Includes 12,000 shares held by a family limited partnership in which Mr. Fritz is one of the general partners.

(8) Includes 6,000 shares held by a charitable foundation as to which Mr. Bodenstein exercises voting power.

(9)  Held in the name of Mr. Gallegos' wife.

(10) Includes 74 shares of Common Stock held in the name of Mr. Kielbas' wife.

(11) See footnote (1) and Footnotes (6) -- (10) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Sklar, a director, is a partner of Rudnick & Wolfe, the principal law firm engaged by the Company in 1998. Legal fees paid to Rudnick & Wolfe during 1998 totaled $848,865.

                                INTERCARGO 10-K

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Balance Sheets as of December 31, 1998 and 1997.

            Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

            Notes to Consolidated Financial Statements.

            Report of Ernst & Young LLP, Independent Auditors.

            Report of KPMG LLP, Independent Auditors

     (a)(2) The following consolidated financial statement schedules of the Company listed below are contained in the index to Financial Statement Schedules on page FS-1 herein:
            Schedule I Summary of investments -- other than investments in related parties

            Schedule II Condensed financial information of registrant

            Schedule III Supplementary insurance information

            Schedule IV Reinsurance

            Schedule VI Supplemental information concerning property/casualty operations

     (b)    Reports on Form 8-K

            The Company filed a Form 8-K on December 4, 1998. The report addressed the Company entering into an Agreement and Plan of Merger ("Merger") dated as of December 1, 1998 with X.L. America, Inc., a wholly owned subsidiary of XL Capital Ltd. Pursuant to the Merger, the shares of common stock of Intercargo issued and outstanding prior to the Merger will be converted to $12.00 in cash. The Merger is subject to standard approvals and conditions.

     (c) Exhibits. See Exhibit Index immediately following financial statement schedules.

                             INTERCARGO CORPORATION

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----
SCHEDULES
Summary of Investments -- Other than Investments in Related
  Parties (Schedule I)......................................    FS-2
Condensed Financial Information of Registrant (Schedule
  II).......................................................    FS-3
Supplementary Insurance Information (Schedule III)..........    FS-6
Reinsurance (Schedule IV)...................................    FS-7
Supplemental Information Concerning Property/Casualty
  Insurance Operations (Schedule VI)........................    FS-8

                                   SCHEDULE I

                    INTERCARGO CORPORATION AND SUBSIDIARIES
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                     AMOUNT AT WHICH
                                                                           FAIR       SHOWN IN THE
                    TYPE OF INVESTMENT                         COST(1)     VALUE     BALANCE SHEETS
                    ------------------                         -------     -----     ---------------
Fixed Maturities:
  U.S. Government and Agency obligations...................    $19,668    $19,983        $19,983
  State, municipal, and other tax advantaged securities....     19,262     19,958         19,958
  Corporate securities.....................................     18,762     19,335         19,335
  Other fixed maturity investments.........................        298        308            308
                                                               -------    -------        -------
       Total fixed maturities..............................     57,990     59,584         59,584
Equity securities..........................................      5,231      4,856          4,856
                                                               -------    -------        -------
     Total investments.....................................    $63,221    $64,440        $64,440
                                                               =======    =======        =======

-------------------------
(1) Investments in fixed maturities are reflected at cost, adjusted for amortization of premium or accretion of discounts.

                See notes to consolidated financial statements.

                                  SCHEDULE II
                             INTERCARGO CORPORATION
                   CONDENSED BALANCE SHEETS (REGISTRANT ONLY)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1997
                                                                 ----       ----
                           ASSETS
Investment in equity securities.............................    $ 1,445    $ 3,050
Cash and cash equivalents...................................     28,009     32,459
Equipment, at cost less accumulated depreciation............        405        513
Investments in subsidiaries.................................     35,216     36,502
Notes receivable
  Due from affiliates.......................................      8,260      8,260
  Due from non-affiliates...................................         83         83
Federal income tax recoverable..............................         --        275
Deferred income tax.........................................        998         --
Other assets................................................      2,778      1,311
                                                                -------    -------
     Total assets...........................................    $77,194    $82,453
                                                                =======    =======
                        LIABILITIES
Accrued expenses and other liabilities......................    $ 3,136    $   252
Federal income tax payable..................................      1,083         --
                                                                -------    -------
     Total liabilities......................................      4,219        252
                                                                -------    -------
                    STOCKHOLDERS' EQUITY
Common stock -- $1 par value; authorized 20,000,000 shares;
  issued 7,699,981 shares; outstanding 7,293,581 shares in
  1998 and 7,699,981 shares in 1997.........................      7,700      7,700
Additional paid-in capital..................................     24,400     24,400
Treasury stock, at cost; 406,400 shares.....................     (4,044)        --
Accumulated other comprehensive income......................      1,752      2,176
Retained earnings...........................................     43,167     47,925
                                                                -------    -------
     Total stockholders' equity.............................     72,975     82,201
                                                                -------    -------
     Total liabilities and stockholders' equity.............    $77,194    $82,453
                                                                =======    =======

                See notes to consolidated financial statements.

                             INTERCARGO CORPORATION

              CONDENSED STATEMENTS OF OPERATIONS (REGISTRANT ONLY)
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998        1997       1996
                                                                 ----        ----       ----
REVENUES
Net investment and other income.............................    $ 2,346    $  1,349    $  757
Realized investment gains...................................        892      48,987     2,394
Revenues from affiliates....................................         --          --        12
                                                                -------    --------    ------
     Total..................................................      3,238      50,336     3,163
                                                                -------    --------    ------
EXPENSES
Interest expense............................................         --         488       715
General and administrative expense..........................      4,513       2,576       676
                                                                -------    --------    ------
     Total..................................................      4,513       3,064     1,391
                                                                -------    --------    ------
Operating gain (loss).......................................     (1,275)     47,272     1,772
Income tax benefit (expense)................................        399     (18,972)     (606)
Equity in the operating earnings (losses) of subsidiaries
  and affiliate, net of income taxes........................     (2,496)      3,488     5,238
                                                                -------    --------    ------
Net income (loss)...........................................    $(3,372)   $ 31,788    $6,404
                                                                =======    ========    ======

                See notes to consolidated financial statements.

                             INTERCARGO CORPORATION

              CONDENSED STATEMENTS OF CASH FLOW (REGISTRANT ONLY)
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                 1998        1997       1996
                                                                 ----        ----       ----
Cash flows from operating activities:
  Net income (loss).........................................    $(3,372)   $ 31,788    $ 6,404
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Realized gains.........................................       (892)    (48,987)    (2,394)
     Equity in operating (earnings) losses of subsidiaries
       and affiliate, net of income tax.....................      2,496      (3,488)    (5,238)
     Depreciation and amortization..........................         93         175         --
     Change in income tax accounts..........................         (4)     18,826        682
     Decrease in notes receivable...........................         --          25        101
     Increase in accrued expenses and other liabilities.....      2,884          19         49
     Other, net.............................................     (1,451)     (1,289)       197
                                                                -------    --------    -------
       Net cash used in operating activities................       (246)     (2,931)      (199)
                                                                -------    --------    -------
Cash flows from investing activities:
  Contribution of capital to subsidiaries...................         --      (4,050)    (3,000)
  Sales of equity securities................................      1,207          --         --
  Sale of Kingsway common stock (net of taxes of $18,500 in
     1997)..................................................         --      49,140      4,573
  (Purchase) sale of equipment, net.........................         19         (81)       (38)
                                                                -------    --------    -------
       Net cash provided from investing activities..........      1,226      45,009      1,535
                                                                -------    --------    -------
Cash flows from financing activities:
  Proceeds from exercise of stock options...................         --         260         95
  Dividends paid to stockholders............................     (1,386)     (1,379)    (1,376)
  Purchase of treasury stock................................     (4,044)         --         --
  Payment of loans..........................................         --      (9,735)        --
                                                                -------    --------    -------
       Net cash used in financing activities................     (5,430)    (10,854)    (1,281)
                                                                -------    --------    -------
Net increase (decrease) in cash and cash equivalents........     (4,450)     31,224         55
Cash and cash equivalents:
  Beginning of the year.....................................     32,459       1,235      1,180
                                                                -------    --------    -------
  End of the year...........................................    $28,009    $ 32,459    $ 1,235
                                                                =======    ========    =======

                See notes to consolidated financial statements.

                                  SCHEDULE III

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

        COLUMN A           COLUMN B     COLUMN C    COLUMN D     COLUMN E     COLUMN F    COLUMN G     COLUMN H      COLUMN I
        --------          -----------   ---------   --------   ------------   --------   ----------   ----------   ------------
                                         FUTURE
                                         POLICY                                                       BENEFITS,
                                        BENEFITS,                                                      CLAIMS,     AMORTIZATION
                           DEFERRED      LOSSES,                                                        LOSSES     OF DEFERRED
                            POLICY       CLAIMS                   OTHER                     NET          AND          POLICY
                          ACQUISITION   AND LOSS    UNEARNED   POLICYHOLDER    EARNED    INVESTMENT   SETTLEMENT   ACQUISITION
                             COST       EXPENSES    PREMIUMS      FUNDS       PREMIUMS     INCOME      EXPENSES       COSTS
                          -----------   ---------   --------   ------------   --------   ----------   ----------   ------------
December 31, 1998
  Surety................    $2,852       $17,132    $ 8,117        $--        $17,398      $   --      $ 4,124       $ 6,303
  Marine................     1,113        18,281      4,659         --         25,791          --       19,832         6,065
  Professional
    Liability...........        --         9,244      3,175         --          2,674          --        3,490            --
  Other Property &
    Casualty............       175        11,857      4,290         --          6,601          --        5,222           735
  All Other.............        --            --         --         --          6,122          --           --         4,852
                            ------       -------    -------        ---        -------      ------      -------       -------
                            $4,140       $56,514    $20,241        $--        $52,464      $6,122      $32,668       $13,103
                            ======       =======    =======        ===        =======      ======      =======       =======
December 31, 1997
  Surety................    $1,930       $17,086    $ 7,854        $--        $17,947      $   --      $ 5,087       $ 6,437
  Marine................       634        19,853      2,970         --         27,906          --       19,482         5,835
  Professional
    Liability...........        --         6,577      3,510         --          3,206          --        3,752            --
  Other Property &
    Casualty............       375        11,839      3,614         --          8,351          --        6,524         1,087
  All Other.............        --            --         --         --             --       4,911           --            --
                            ------       -------    -------        ---        -------      ------      -------       -------
                            $2,939       $55,355    $17,948        $--        $57,410      $4,911      $34,845       $13,359
                            ======       =======    =======        ===        =======      ======      =======       =======
December 31, 1996
  Surety................    $3,160       $18,523    $ 9,481        $--        $25,846      $   --      $ 7,455       $ 9,518
  Marine................       597        13,658      2,599         --         26,932          --       17,759         6,972
  Professional
    Liability...........        --         5,996      2,570         --          2,644          --        2,714            --
  Other Property &
    Casualty............       127         8,860      2,967         --          5,631          --        4,379           809
  All Other.............        --            --         --         --             --       3,985           --            --
                            ------       -------    -------        ---        -------      ------      -------       -------
                            $3,884       $47,037    $17,617        $--        $61,053      $3,985      $32,307       $17,299
                            ======       =======    =======        ===        =======      ======      =======       =======

        COLUMN A          COLUMN J    COLUMN K
        --------          ---------   --------

                            OTHER
                          OPERATING   PREMIUMS
                          EXPENSES    WRITTEN
                          ---------   --------
December 31, 1998
  Surety................   $ 4,706    $18,768
  Marine................     6,316     27,594
  Professional
    Liability...........     2,189      2,834
  Other Property &
    Casualty............     2,884      6,325
  All Other.............        --
                           -------    -------
                           $20,947    $55,521
                           =======    =======
December 31, 1997
  Surety................   $ 5,342    $16,688
  Marine................     6,188     28,247
  Professional
    Liability...........     1,833      3,196
  Other Property &
    Casualty............     3,258      9,061
  All Other.............     1,193         --
                           -------    -------
                           $17,814    $57,192
                           =======    =======
December 31, 1996
  Surety................   $ 4,659    $23,177
  Marine................     5,564     27,470
  Professional
    Liability...........     1,245      2,212
  Other Property &
    Casualty............     2,346      5,594
  All Other.............     1,116         --
                           -------    -------
                           $14,930    $58,453
                           =======    =======

                                  SCHEDULE IV

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)

                     COLUMN A                       COLUMN B   COLUMN C     COLUMN D    COLUMN E    COLUMN F
--------------------------------------------------  --------   ---------   ----------   --------   ----------
                                                                                                   PERCENTAGE
                                                               CEDED TO     ASSUMED                OF AMOUNT
                                                     GROSS       OTHER     FROM OTHER     NET       ASSUMED
                                                     AMOUNT    COMPANIES   COMPANIES     AMOUNT      TO NET
                                                     ------    ---------   ----------    ------    ----------
Year ended:
December 31, 1998.................................  $62,868     $12,902      $2,498     $52,464      4.76%
December 31, 1997.................................  $67,802      14,548       4,156      57,410      7.24%
December 31, 1996.................................  $68,206      10,163       3,010      61,053      4.93%

                                  SCHEDULE VI

                    INTERCARGO CORPORATION AND SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION
                                 (IN THOUSANDS)

[CAPTION]

      COLUMN A          COLUMN B     COLUMN C   COLUMN D   COLUMN E   COLUMN F   COLUMN G      COLUMN H         COLUMN I
      --------         -----------   --------   --------   --------   --------   --------   ---------------   ------------
                                                                                              CLAIMS AND
                                                                                                 CLAIM
                                     RESERVES                                                 ADJUSTMENT
                                       FOR                                                     EXPENSES
                                      UNPAID                                                   INCURRED
                                      CLAIMS    DISCOUNT,                                     RELATED TO      AMORTIZATION
                        DEFERRED       AND      IF ANY,                                     ---------------   OF DEFERRED
                         POLICY       CLAIM     DEDUCTED                           NET        (1)      (2)       POLICY
  AFFILIATION WITH     ACQUISITION   ADJUSTMENT    IN      UNEARNED    EARNED    INVESTMENT CURRENT   PRIOR   ACQUISITION
     REGISTRANT           COSTS      EXPENSES   COLUMN C   PREMIUMS   PREMIUMS    INCOME     YEAR     YEAR       COSTS
---------------------  -----------   --------   --------   --------   --------   --------   -------   -----   ------------
Consolidated
  property-casualty
  entities
Year ended:
December 31, 1998....    $4,140      $56,514       $--     $20,241    $52,464     $6,122    $31,680   $988      $13,103
December 31, 1997....    $2,939       55,355       --       17,948     57,410      4,911     34,260    585      $13,359
December 31, 1996....    $3,884       47,037       --       17,617     61,053      3,985     31,876    431      $17,299

                          PAID
                       CLAIMS AND
                         CLAIM
  AFFILIATION WITH     ADJUSTMENT   PREMIUMS
     REGISTRANT         EXPENSES    WRITTEN
---------------------  ----------   --------
Consolidated
  property-casualty
  entities
Year ended:
December 31, 1998....   $31,519     $55,521
December 31, 1997....    28,517      57,192
December 31, 1996....    28,405      58,453

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1999                     INTERCARGO CORPORATION

                                          By:    /s/ STANLEY A. GALANSKI

                                            ------------------------------------
                                             Stanley A. Galanski, President and
                                                  Chief Executive Officer

                      SIGNATURE                                              DATE
                      ---------                                              ----

               /s/ STANLEY A. GALANSKI                                  March 30, 1999
-----------------------------------------------------
                 Stanley A. Galanski
  President, Chief Executive Officer and a Director
            (Principal Executive Officer)

                /s/ MICHAEL L. SKLAR                                    March 30, 1999
-----------------------------------------------------
                  Michael L. Sklar
                      Director

              /s/ ARTHUR J. FRITZ, JR.                                  March 30, 1999
-----------------------------------------------------
                Arthur J. Fritz, Jr.
                      Director

                /s/ ARTHUR L. LITMAN                                    March 30, 1999
-----------------------------------------------------
                  Arthur L. Litman
                      Director

              /s/ KENNETH A. BODENSTEIN                                 March 30, 1999
-----------------------------------------------------
                Kenneth A. Bodenstein
                      Director

               /s/ ALBERT J. GALLEGOS                                   March 30, 1999
-----------------------------------------------------
                 Albert J. Gallegos
                      Director

                /s/ ROBERT B. SANBORN                                   March 30, 1999
-----------------------------------------------------
                  Robert B. Sanborn
                      Director

                 /s/ GEORGE J. WEISE                                    March 30, 1999
-----------------------------------------------------
                   George J. Weise
                      Director

                /s/ MICHAEL L. RYBAK                                    March 30, 1999
-----------------------------------------------------
                  Michael L. Rybak
       Chief Financial Officer, Vice President
    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   3.1     Certificate of Incorporation of the Company, including
           amendments thereto.(1)
   3.2     Bylaws of the Company, including amendments thereto.(1)
     4     Specimen Certificate of Common Stock.(2)
  10.1     Form of Company's 1987 Non-Qualified and Incentive Stock
           Option Plan.(1)
 *10.2     Executive Incentive Compensation Plan.(3)
  10.3     [Intentionally Blank]
  10.4     [Intentionally Blank]
  10.5     [Intentionally Blank]
 *10.6     Indemnification Agreements between the Company and the
           following directors: Kenneth A. Bodenstein, Arthur L.
           Litman, Arthur J. Fritz, Jr., Albert J. Gallegos and James
           R. Zuhlke.(3)
  10.7     [Intentionally Blank]
  10.8     [Intentionally Blank]
 *10.9     Employment Agreement dated August 12, 1996 between the
           Company and Michael L. Rybak.(5)
*10.10     Supplemental Life Insurance Policy for Robert S. Kielbas.(4)
*10.11     Indemnification Agreement dated February 18, 1994 between
           the Company and Robert B. Sanborn.(4)
*10.12     Indemnification Agreement dated August 12, 1996 between the
           Company and Michael L. Rybak.(5)
*10.13     Employment Agreement as of January 1, 1998 between the
           Company and Robert S. Kielbas (filed herewith).
*10.14     Employment Agreement dated February 9, 1998 between the
           Company and Robert M. Lynyak (filed herewith).
*10.15     Employment agreement dated July 7, 1997 between Company and
           Stanley A. Galanski. (6)
*10.16     Letter agreement as of November 18, 1998 between Company and
           Michael L. Rybak (filed herewith)
    11     Statement regarding Computation of Per Share Earnings.
           (filed herewith)
    12     Statement regarding Computation of Ratios. (filed herewith)
    13     Key Financial Information. (filed herewith)
    21     Subsidiaries of the Company. (filed herewith)
  23.1     Consent of Ernst & Young LLP, Independent Auditors (filed
           herewith)
  23.2     Consent of KPMG LLP, Independent Auditors (filed herewith)
    27     Financial Data Schedule. (filed herewith)

-------------------------
(1) Filed with the Company's Registration Statement on Form S-18, Registration No. 33-21270C and incorporated herein by reference.
(2) Filed with Amendment No. 1 to the Company's Registration Statement on Form S-18, Registration No. 33-21270C and incorporated herein by reference.
(3) Filed with the Company's Registration Statement on Form S-2, Registration No. 33-45658 and incorporated herein by reference.
(4) Filed with the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(5) Filed with the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(6) Filed with the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
 * Management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.